Form 10-K
period 1994-01-01
SALANT CORP
filed 1994-03-31
CIK 86346

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended January 1, 1994

                                    OR

       (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-2433

                            SALANT CORPORATION
          (Exact name of registrant as specified in its charter)
           1114 Avenue of the Americas, New York, New York 10036
                         Telephone: (212) 221-7500

Incorporated in the State of Delaware Employer Identification No. 13-3402444


        Securities registered pursuant to Section 12(b) of the Act:
                   Common Stock, par value $1 per share,
              registered on the New York Stock Exchange, and
       series B Warrants, registered on the American Stock Exchange.

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 21, 1994, there were outstanding 13,516,479 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on the New York Stock Exchange on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $108,131,832. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation relating to the 1994 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.


                             TABLE OF CONTENTS



PART I

     Item  1.  Business
     Item  2.  Properties
     Item  3.  Legal Proceedings
     Item  4.  Submission of Matters to a Vote of
                 Security Holders

PART II

     Item  5.  Market for Registrant's Common Equity and Related
                 Shareholder Matters
     Item  6.  Selected Financial Data
     Item  7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
     Item  8.  Financial Statements and Supplementary Data
     Item  9.  Disagreements on Accounting and Financial
                 Disclosure

PART III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management
     Item 13.  Certain Relationships and Related Transactions


PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K


SIGNATURES


                                   PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation designs, manufactures, imports and markets to retailers throughout the United States a wide range of men's, as well as women's and children's, apparel and accessories, principally under internationally recognized brand names owned by the Company or licensed from others. (As used herein, the "Company" includes Salant and its subsidiaries.)

The Company's products are sold through major department and specialty stores, major discounters and mass volume retailers. No one customer accounted for more than 6% of the Company's net sales during fiscal 1993. In addition, the Company receives royalty income from the licensing of certain of its owned trademarks and designs to other manufacturers. The Company also operates a chain of factory outlet stores, principally in the Northeast and the South, at which its own products and those of other apparel manufacturers are offered at discount prices.

Salant Corporation ("Salant"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919.

Bankruptcy Court Cases. On June 27, 1990 (the "Filing Date"), Salant and its wholly owned subsidiary, Denton Mills, Inc. ("Denton Mills"), each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a separate voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (Case Nos. 90-B-12037 (CB) and 90-B-12038 (CB)) (the "Chapter 11
Cases"). The Company's other United States subsidiaries on the Filing Date did not seek relief under the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills (the "Plan"). The Plan was consummated on September 20, 1993 (the "Consummation Date"), as further described in Item 3. "Legal Proceedings" and in Note 2 to the financial statements.

Obion Denton Division - Discontinued Operation Subsequently Retained. On March 10, 1993, the Company determined to restructure and sell its Obion Denton division, which manufactures and markets children's sleepwear under (i) the Company-owned trademark DR. DENTON, (ii) licensed names and likenesses of well-known children's characters, (iii) retailers' private labels,
(iv) licenses from Major League Baseball and the National Football League, and (v) the licensed OSH KOSH B'GOSH trademark. As a consequence, the division was accounted for as a discontinued operation in the Company's financial statements for 1992 and the first three quarters of fiscal 1993. During 1993, the Company effected a comprehensive restructuring of the division's operations involving (i) the discontinuation of certain product lines which have historically produced inadequate gross profit margins, (ii) the elimination of the resulting excess manufacturing capacity and (iii) the reduction of the overhead costs of the restructured business. In March 1994, the Company concluded that the value of the division would be maximized by retaining and continuing to operate the division. The financial statements of the Company for all periods included in this report have been reclassified to treat the Obion Denton division (now known as the Salant Children's Apparel Group) as a continuing operation.

Principal Product Lines. The following table sets forth, for fiscal years 1991 through 1993, the percentage of the Company's total sales contributed by each category of product:

                                               Fiscal Year
                                         1991     1992     1993
Men's Apparel and Accessories             71%      80%      82%
Women's Apparel and Accessories           20%      12%       8%
Children's Apparel and Accessories         9%       8%      10%


The markets in which the Company operates are highly competitive.
The Company competes primarily on the basis of brand recognition, quality, fashion, price and customer service.

A significant factor in the marketing of the Company's products is the consumer perception of the trademark or brand name under which those products are marketed. Approximately 80% of the Company's net sales for 1993 was attributable to products sold under designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels. The following table lists the principal trademarks under which the Company's products are sold and the product lines associated with those trademarks.
Trademarks used under license are indicated with an asterisk; all other listed trademarks are owned by the Company.


Trademark                     Product Lines
THE BEATLES*                  Men's neckwear and suspenders
DR. DENTON                    Children's sleepwear
JOHN HENRY                    Men's dress shirts, neckwear, belts
                              and suspenders; men's and boys'
                              jeans
LIBERTY OF LONDON*            Men's dress shirts,
                              neckwear, belts and suspenders
MADE IN THE SHADE             Women's junior sportswear
MANHATTAN                     Men's dress shirts and sportswear
OSH KOSH B'GOSH*              Children's sleepwear
PEANUTS*                      Men's dress shirts, neckwear and
                              suspenders
NINO CERRUTI*                 Men's dress shirts and neckwear
PERRY ELLIS*                  Men's sportswear, dress shirts,
                              neckwear, belts and suspenders;
                              women's scarves; and boys'
                              sportswear
PERRY ELLIS AMERICA*          Men's casual sportswear and women's
                              scarves
PORTFOLIO BY PERRY ELLIS*     Men's sportswear, dress slacks,
                              dress shirts, neckwear, belts and
                              suspenders
SAVE THE CHILDREN*            Men's neckwear, suspenders and
                              women's scarves
THOMSON                       Men's dress slacks and dress shirts
VERA                          Women's scarves
WORLD WILDLIFE FUND*          Men's casual slacks, shorts, shirts
                              and sweaters, neckwear and
                              suspenders

During fiscal 1993, approximately 29% of the Company's net sales was attributable to products sold under the PERRY ELLIS, PORTFOLIO
BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks; these products are sold through leading department and specialty stores.
Products sold under the JOHN HENRY label accounted for approximately 13% of the Company's net sales during fiscal 1993;
these products are marketed primarily through department and specialty stores. Products sold under the MANHATTAN label accounted for approximately 11% of the Company's net sales during fiscal 1993; these products are marketed primarily through major mass volume retailers. Products sold under the THOMSON label accounted for approximately 8% of the Company's net sales during fiscal 1993; these products are sold primarily through department and specialty stores. No other line of products accounted for more than 5% of the Company's net sales during fiscal 1993.

Trademarks Owned by the Company and Related Licensing Income.  The
Company owns the DR. DENTON, JOHN HENRY, LADY MANHATTAN, MADE IN
THE SHADE, MANHATTAN, THOMSON and VERA trademarks, among others.
All of the significant brand names owned by the Company have been registered or are pending registration with the United States
Patent Office.

The Company has sought to capitalize on consumer recognition of and interest in its trademarks by licensing various of those trademarks to others. As of the end of 1993, licenses were outstanding to approximately 65 licensees to make or sell apparel products in the United States and in 30 other countries under the MANHATTAN, LADY MANHATTAN and JOHN HENRY trademarks, which produced royalty income, net of related expenses, of approximately
$6.8 million in fiscal 1993. Products under license include men's sweaters, socks, pajamas, outerwear, activewear, swimwear, underwear, sportcoats, sportshirts, slacks, knit scarves, sunglasses, leather accessories, hats and gloves, and women's blouses and tops, lingerie, maternity wear, skirts and pants. The
Company also licenses the VERA trademark and related designs in the United States to manufacturers of table linens and decorative bedroom, bath and kitchen accessories, and internationally to manufacturers of women's scarves.

Trademarks Licensed to the Company. The name Perry Ellis and related trademarks are licensed to the Company under a series of license agreements with Perry Ellis International Inc. ("PEI").
The license agreements contain renewal options which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015, the license agreement covering boys' sportswear will expire on December 31, 1994 and the license agreement covering women's scarves will expire on December 31, 2000. The Company also has rights of first refusal worldwide for any new licenses granted by PEI for men's and children's apparel and accessories.

The Company is also a licensee of the trademarks THE BEATLES, DIFFA, LIBERTY OF LONDON, NINO CERRUTI, OSH KOSH B'GOSH, PEANUTS,
SAVE THE CHILDREN, WORLD WILDLIFE FUND, DISNEY characters, BARNEY, and NINJA TURTLES for various categories of products, under license agreements expiring between 1994 and 2008.

The agreements under which the Company is licensed to use trademarks owned by others typically provide for royalties at varying percentages of net sales under the licensed trademark, subject to a minimum annual royalty payable irrespective of the level of net sales. The Company anticipates that it will be able to extend the term of any material licenses when they expire.

Design and Manufacturing. With limited exceptions, products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

During fiscal 1993, approximately 27% of the products produced by the Company (measured in units) were manufactured in the United
States, with the balance manufactured in foreign countries.
Facilities operated by the Company accounted for approximately 67% of its domestic-made products and 31% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers.

The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations, quotas and, in certain parts of the world, political instability.
Although the Company's operations have not been materially affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocations could adversely affect the Company's operations.

As discussed in Item 2 - Properties, the Company has manufacturing facilities located in Mexico. The adoption of the North American
Free Trade Agreement (NAFTA) is expected to benefit the Company by
(i) reducing and/or eliminating United States Customs duties on merchandise manufactured in the Company's facilities in Mexico,
(ii) eliminating quota levels on this merchandise, and (iii) eliminating restrictions on exporting merchandise from the United
States for sale in both Mexico and Canada.

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. No single supplier accounted for more than 5% of Salant's raw material purchases during fiscal
1993.



Seasonality of Business. Although the Company typically introduces and withdraws various individual products throughout the year, the Company's principal products are organized into seasonal lines for resale at the retail level during the spring, fall and Christmas seasons. The Company's products are manufactured approximately one season in advance of the related retail selling season.

Backlog of Orders. The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to those of the Company. As of March 5, 1994, the Company's backlog of orders was approximately $100 million, slightly more than 16% greater than the backlog of orders of approximately $86 million that existed as of March 6, 1993.

Employees. As of the end of fiscal 1993, the Company employed approximately 3,900 persons (a reduction of approximately 100 persons from the preceding year), of whom 2,900 were engaged in manufacturing operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's factory outlet stores. Certain manufacturing employees are covered by collective bargaining agreements with various unions, which are in effect and expire between August 31, 1994 and July
31, 1997. The Company believes that its relations with its employees are satisfactory.

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line manufacturers (such as the Company) and a larger number of specialty manufacturers. The Company faces substantial competition in its markets from manufacturers in both categories.
Some of the Company's competitors have greater financial resources than the Company.

The Company is one of the nation's leading suppliers of men's dress shirts, sportswear, slacks, ties, belts and suspenders. The
Company seeks to maintain its competitive position in the markets for its branded products on the basis of the strong brand recognition associated with those products and, with respect to all of its products, on the basis of styling, quality, fashion, price and customer service.

Environmental Regulations. Current environmental regulations have not had, and in the opinion of the Company, assuming the continuation of present conditions, will not have a material effect on the business, capital expenditures, earnings or competitive position of the Company.


ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114
Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of six domestic manufacturing facilities located in Alabama, Georgia, New York, Tennessee and
Texas, three manufacturing facilities located in Mexico, and five distribution centers located in Georgia, New York, South Carolina and Texas. The Company owns approximately 1,467,000 square feet of space devoted to manufacturing and distribution and leases approximately 330,000 square feet of such space. The Company owns approximately 44,000 square feet of combined office, design and showroom space and leases approximately 202,000 square feet of such space. As of the end of 1993, the Company operated 57 factory outlet stores and one retail store, comprising approximately 184,000 square feet of selling space, all of which are leased.

The Company believes that its plant and equipment are adequately maintained, in good operating condition, and will be adequate for the Company's present needs. The Company continues, however, to explore opportunities for additional production facilities in order to enable the Company to further reduce its manufacturing costs and to meet its future needs.


ITEM 3.  LEGAL PROCEEDINGS
(a) Chapter 11 Cases. On June 27, 1990, Salant and Denton Mills each filed with the Bankruptcy Court a separate voluntary petition for relief under chapter 11 of the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court issued an order confirming the debtors'
Third Amended Joint Plan of Reorganization (the "Plan").

The Plan was consummated on September 20, 1993. From that date through January 1, 1994, the Company made cash payments of $7.1 million, issued $111.9 million of new 10-1/2% senior secured notes, and issued 9.6 million shares of common stock in settlement of certain undisputed claims in the chapter 11 proceedings. Salant anticipates that an additional $9.4 million in cash and an additional 1.7 million shares of common stock ultimately will be distributed in connection with the resolution of all remaining claims. Provisions for such distributions have been made in the consolidated financial statements for the year ended January 1, 1994. As further described in Note 5 to the financial statements, upon consummation of the Plan, the Company recorded an extraordinary gain of $24.7 million relating to the settlement of indebtedness pursuant to the Plan.

The process of resolving claims is continuing and, pursuant to the Plan remains under the jurisdiction of the Bankruptcy Court.

Significant Disputed Claims.

     (i)  IRS Claim. By proof of claim, as amended, the Internal
Revenue Service of the United States of America (the "IRS") has asserted a claim (the "IRS Claim") against Salant in the Chapter
11 Cases of approximately $5.2 million. The IRS Claim included approximately $3.2 million of Excise Taxes, as discussed in section (ii) below; pursuant to an interim agreement, which has not yet been finalized in a formal written agreement, Salant will pay $100,000 to the IRS in full settlement of the Excise Tax claims. The balance of the IRS Claim seeks the payment of (a) income taxes that are claimed to be owing for prior tax periods;
(b) withholding and FICA taxes for the tax period ending March 31, 1990; (c) interest and penalties with respect to those taxes; and
(d) FUTA taxes for the period from January 1 through June 27, 1990. Without prejudice to the rights, claims and defenses of the Company and the IRS, the Company and the IRS agreed to expunge all claims and proofs of claim asserted and/or filed by the IRS other than the portion of the IRS Claim relating to such non-Excise
Taxes. Salant is currently engaged in settlement discussions with the IRS. The Company has provided reserves for amounts which it deems to be appropriate for these claims and believes that these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     (ii) Minimum Funding Contributions for Salant's Pension
Plans. Under provisions of the Internal Revenue Code of 1986, as amended (the "Tax Code"), Salant is required to make minimum contributions to three defined benefit pension plans that it has sponsored: the Salant Corporation Retirement Plan (the "Retirement
Plan"), the Salant Corporation Pension Plan (the "Pension Plan"), and the Manhattan Industries Employee Benefit Plan (the "Manhattan
Plan"). To the extent that a required contribution has not been made, a plan has an accumulated funding deficiency.

Salant did not make the entire minimum contributions to the Retirement Plan and the Pension Plan required for the plan years beginning December 1, 1983 and December 1, 1984. At Salant's request, however, the IRS waived the resulting funding deficiency and gave Salant 15 years to amortize the waived deficiency. The terms of the waiver provided that it would be retroactively null and void if Salant failed to make any future minimum contributions or amortization payments. As a result of the filing of the Chapter
11 Cases, Salant was prevented from making certain contributions to the Retirement Plan, the Pension Plan, and the Manhattan Plan by reason of the prohibition against the payment of pre-filing date debt. The amount of the missed contributions approximated
$2.5 million. Due to changes in the rules concerning the waiver of funding deficiencies, Salant was ineligible to request a waiver for these missed contributions. As a consequence, the IRS has asserted that the Retirement Plan and the Pension Plan have accumulated funding deficiencies dating back to November 30, 1984 and that the Manhattan Plan has a deficiency for the plan year ending January 31, 1990. The unamortized amount of the earlier funding waivers is approximately $1.7 million.

For each year that an accumulated funding deficiency exists, the Tax Code imposes an Excise Tax equal to 10% (increased from 5% in
1989) on the amount of the deficiency. If the deficiency is not corrected before the earlier of (a) the date of mailing of a notice of deficiency of the 10% tax or (b) the assessment of the 10% tax, the IRS may impose an Excise Tax equal to 100% of the accumulated deficiency.

As discussed in section (i) above, the IRS has filed a proof of claim, as amended, in the amount of approximately $5.2 million, of which approximately $3.2 million was in respect of Excise Taxes and associated interest and penalties.

Effective January 1, 1992, the plan year of each of the Pension
Plan, the Retirement Plan, and the Manhattan Plan were changed to the calendar year. On March 1, 1992, the Manhattan Plan was merged into the Retirement Plan.

Salant and the IRS reached an interim agreement with respect to the settlement of the Excise Tax claims which was read into the record on July 30, 1993 at a hearing before the Bankruptcy Court concerning the confirmation of the Plan. The interim agreement provides that its terms would be set forth in detail in a formal written agreement between Salant and the IRS, which formal written agreement has not yet been finalized. The basic terms of the agreement are that Salant will amortize the accumulated funding deficiencies in the Retirement Plan and Pension Plan with payments as follows: (1) $700,000 on the Consummation Date (which was paid on September 15, 1993); (2) $750,000 on February 28, 1994 (which was paid on that date); (3) $550,000 on February 28, 1995; and (4) a cash payment on each anniversary of the Consummation Date during the years 1995 through and including 2000 equal to the remainder of the aggregate funding deficiency (after giving effect to the payments provided in (1)-(3) above) divided by six, together with interest accruing on the outstanding balance from the Consummation
Date. Upon the effective date of the formal written agreement, Salant will pay the IRS $100,000 in full settlement of the Excise
Tax claims.

     (iii) Equity Committee Appeal. On August 6, 1993, the
Official Committee of Equity Security Holders of Salant (the
"Equity Committee") filed a notice of appeal in the United States
District Court for the Southern District of New York. The Equity
Committee appealed the portion of the Plan relating to the payment of certain compensation to Salant's Chief Executive Officer, Nicholas DiPaolo, which compensation became payable upon consummation of the Plan, but did not seek to overturn the confirmation of the Plan. On November 12, 1993, Salant moved to dismiss the appeal on the grounds that the Equity Committee lacks standing and mootness. Consideration of the Equity Committee's appeal is being deferred pending the resolution of Salant's motion to dismiss.

(b) SEC Inquiry. As previously disclosed, an investigation was conducted by the Staff of the Securities and Exchange Commission
(the "SEC") concerning the accuracy of certain statements in Salant's Annual Report (Form 10-K) for the year ended December 30,
1989, and its Quarterly Report (Form 10-Q) for the quarter ended
March 31, 1990 (collectively, the "SEC filings"). The SEC investigation focused on management's belief, as stated in the Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A") section in the SEC Filings, that Salant's existing credit lines should be sufficient to meet its working capital requirements. Salant cooperated with the SEC Staff in connection with its investigation and has recently engaged in discussions with the SEC Staff regarding the resolution of the matters under investigation. The resolution of the investigation is not expected to have a material adverse impact on Salant's financial condition or results of operations.

(c)  Securities Litigation.  On November 27, 1990, Mae Fischer
("Fischer"), an alleged purchaser of Salant's 13-1/4% Senior
Subordinated Debentures due June 15, 1999 (the "Debentures"), instituted a purported class action suit in the United States
District Court for the Southern District of New York, claiming that certain directors and officers of Salant violated the federal securities laws by issuing favorable public statements concerning the future profitability of Salant, which Fischer claims artificially inflated the market price of the Debentures between October 1988 and June 1990. Pursuant to Salant's bylaws, Salant is obligated to indemnify its directors and officers against expenses and any judgements or settlements entered against them in actions in which they are sued in their capacity as directors or officers.
Salant was not named as a defendant in the suit, Fischer v. Tynan, et al., 90 Civ. 7587 (LBS), due to the pendency of the Chapter 11
Cases.

Fischer sought an unspecified amount of damages for herself and on behalf of all persons who purchased the Debentures between October
18, 1988 and June 15, 1990. On April 30, 1992, Fischer also filed a proof of claim (the "Fischer Claim") in the Chapter 11 Cases on behalf of the same group of purchasers of the Debentures.

On November 30, 1992, Fischer filed an amended complaint which contains essentially the same allegations, and seeks the same relief, as the original complaint. On January 15, 1993, the defendants filed a supplemental brief in further support of their motion to dismiss the amended complaint on the ground that, among other things, it fails to state a claim upon which relief can be granted. In addition, the defendants have opposed the plaintiff's motion for class certification, which was filed on June 22, 1992.

On June 16, 1993, defendants' motion to dismiss the amended complaint was granted and Fischer's motion for class certification was dismissed. On July 16, 1993, Fischer filed a notice of appeal from the June 16, 1993 order with the United States Court of Appeals for the Second Circuit. During the pendency of the appeal, the defendants and Fischer reached an agreement to settle both the Fischer Claim and the appeal. Pursuant to the terms and conditions of the stipulation of settlement, Salant will issue and distribute a number of shares of Salant Common Stock, not to exceed 11,000 shares, to certain purchasers of the Debentures who sold at a loss during a circumscribed period. In addition, Fischer's counsel will receive $150,000 for their fees and expenses pursuant to the settlement. The stipulation of settlement, which is subject to a hearing and review by the Bankruptcy Court, was filed with the Bankruptcy Court on March 28, 1994. Upon final approval by the
Bankruptcy Court, the Fischer appeal and the Fischer Claim will be deemed withdrawn with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1993, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.


                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

Salant's Common Stock is traded on the New York Stock Exchange
(the "NYSE") under the ticker symbol SLT.

The high and low sale prices per share of Common Stock (based upon the NYSE composite tape as reported in published financial sources) for each fiscal quarter for the 1993 and 1992 fiscal years are set forth below. The Company did not declare or pay any dividends during such fiscal years. Both (i) the indenture governing Salant's 10-1/2% Senior Secured Notes due December 31,
1998 (the "Senior Notes"), and (ii) the revolving credit, factoring and security agreement, dated September 20, 1993 (the
"Credit Agreement"), with the CIT Group/Commercial Services, Inc.
require the satisfaction of certain net worth tests prior to the payment of any cash dividends by Salant. The Credit Agreement permits the payment of cash dividends provided that no event of default has occurred, consolidated net worth of the Company exceeds $87 million after giving effect to such dividend, and the cumulative amount of dividends and distributions paid does not exceed the sum of (i) 50% of cumulative consolidated net income
(subject to certain adjustments) after the Company has consolidated net worth of $87 million, and (ii) net proceeds from the issuance of capital stock. The Senior Notes have a similar test, which is no more restrictive than the Credit Agreement. As of January 1, 1994, Salant was prohibited from paying cash dividends by the most restrictive of these provisions.

High and Low Sale Prices Per Share of
the Common Stock



     Fiscal Quarter High Low


     1993
     Fourth    $ 8 3/8   $ 6 1/8
     Third      11 3/8     7 1/2
     Second     10 3/4     7 7/8
     First       9 5/8     8 1/4

     1992
     Fourth    $10       $ 6 1/4
     Third       7 1/2     3 7/8
     Second      8 1/8     5
     First       7 3/4     2 7/8



On March 21, 1994, there were 1,096 holders of record of shares of Common Stock.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.


ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands except per share and ratio data)


                           Jan. 1,     Jan. 2,     Dec. 28,    Dec. 29,    Dec. 30,
                              1994     1993        1991        1990        1989
                        (52 Weeks)     (53 Weeks)  (52 Weeks)  (52 Weeks)  (52 Weeks)

For The Year Ended:
Continuing Operations:
    Net sales          $407,236        $415,641    $398,471    $411,680    $469,621
Income/(loss) from
 continuing operations    7,227          (5,986)    (19,109)    (43,872)     (9,354)
Discontinued Operations:
Estimated loss on
 disposal, net of
 income taxes                -          (11,772)          -           -          -
Reversal of estimated
 loss on disposal,
 net of income taxes     11,772              -            -           -          -
 Extraordinary gain      24,707              -            -           -          -
Net income/(loss)*       43,706         (17,758)    (19,109)    (43,872)     (9,354)
Income/(loss) per
 share from continuing
 operations before
 extraordinary gain     $  1.02         $ (1.73)    $ (5.52)   $ (12.68)    $ (2.72)
Income/(loss) per share
 from discontinued
 operations                1.65           (3.40)          -           -          -
Income per share from
 extraordinary gain        3.48               -           -           -          -
Net income/(loss)
 per share*                6.15           (5.13)      (5.52)     (12.68)      (2.72)
Cash dividends per share      -               -           -           -          -


At Year End:
Current assets         $148,472        $150,700    $150,332    $150,690    $186,146
Total assets            253,390         259,659     271,150     286,266     332,942
Current liabilities      45,871          55,286      38,568      25,693     126,002
Long-term debt          111,851              -           -           -      169,021
Deferred liabilities     16,766           2,462       5,833       5,835      21,371
Liabilities deferred
 pursuant to chapter
 11 cases                    -          266,420     272,999     282,055          -

Working capital         102,601          95,414     111,764     124,997      60,144
Current ratio             3.2:1           2.7:1       3.9:1       5.9:1       1.5:1
Shareholders'
 equity/(deficiency)   $ 78,902        $(64,509)   $(46,250)   $(27,317)    $16,548
Book value per share    $  5.34         $(18.62)    $(13.37)     $(7.90)      $4.78



*   Includes for the fiscal year ended January 1, 1994, a provision of $5,500 (77 cents per share; tax benefit not available) for restructuring costs principally related to the costs incurred in connection with the closure of certain unprofitable operations, including (i) inventory markdowns associated with those product lines and (ii) fixed asset write-downs at closed locations; for the fiscal year ended
    January 2, 1993, (a) a provision of $4,824 ($1.39 per share; tax benefit not available) for restructuring costs principally related to (i) the estimated costs to be incurred in connection with the closure of certain unprofitable operations, (ii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations, and (iii) the write-off of leasehold improvements, and buildings and equipment at closed locations, and (b)  the write-off of certain intangible assets of $6,759 ($1.95 per share; tax benefit not available); for the fiscal year ended December 28, 1991, (a) a provision of $12,984 ($3.75 per share;
    tax benefit not available) for restructuring costs principally related to (i) the closure of substantially all the operations of the MI Group women's wear business, (ii) the closure of certain unprofitable retail factory outlet stores, (iii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations and (iv) an accrual for payment pursuant to a severance agreement with the previous chief executive officer of Salant, (b) the write-off of certain intangible and other assets of
    $6,587 ($1.90 per share; tax benefit not available) and (c) management fee income of $1,962 ($0.57 per share) as a result of a settlement of certain litigation; for the fiscal year ended December 29, 1990, a provision of $10,822 ($3.13 per share; tax benefit not available) for restructuring costs principally related to (i) the closure of the North American Garment Finishing operations, (ii) discontinuance of the
    Perry Ellis America garment dye program and (iii) the closing of 23 unprofitable retail factory outlet stores, net of a reversal of $5,000 accrued for lease obligations which were rejected in the chapter 11 case; and for the fiscal year ended December 30, 1989, a provision of $6,500 ($1.89 per share; tax benefit not available) for restructuring costs principally related to the closure of the Perry Ellis
    Portfolio for Women business and the transfer of the Perry Ellis Collection for Women business.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to provide additional information concerning the Company's financial activities and condition.

Overview

     On June 27, 1990, Salant and Denton Mills filed petitions for relief under chapter 11 of the Bankruptcy Code. During the pendency of the Chapter 11 Cases, the Company (i) eliminated unprofitable businesses, (ii) reduced operating expenses, (iii) refocused its resources on its core menswear businesses, with particular emphasis on higher margin, branded product lines, (iv) incurred significant legal and other professional fees related to the administration of the Chapter 11 Cases, and (v) ceased to accrue interest on substantially all of its prepetition debt. The Plan was consummated on September 20, 1993.

     The Company believes that, upon completion of the claims resolution process, it will have issued, pursuant to the Plan, an aggregate of $111.9 million principal amount of new 10-1/2% Secured Notes due December 31, 1998 (the "Secured Notes") and 11.3 million new shares of common stock. For financial reporting and per share earnings purposes, the Secured Notes and common shares issued or expected to be issued were deemed to be outstanding from and after September 20, 1993. As a result of (i) the increase in interest expense due to the issuance of the Secured Notes pursuant to the Plan, (ii) the reduction in bankruptcy administration expenses following the consummation of the Plan and (iii) the increase in the number of common shares outstanding as a result of the Plan, the financial and per share results for the fiscal year ended January 1, 1994 are not indicative of the results that would have been reported had the Plan been consummated at the beginning of the 1993 fiscal year.

     In March 1994, the Company determined to retain and continue to operate its Children's Apparel Group (formerly referred to as the Obion Denton Division). During 1993, the Company effected a comprehensive restructuring of the division's operations involving
(i) the discontinuation of certain product lines which have historically produced inadequate gross profit margins, (ii) the elimination of the resulting excess manufacturing capacity and
(iii) the reduction of the overhead costs of the restructured business. The Company's financial statements for 1993 include the operating results of the Children's Apparel Group in continuing operations. Operating results for 1992 (which had reflected the Children's Apparel Group in discontinued operations) have been adjusted accordingly.

     The Company continues to explore opportunities to increase its presence in the dress shirt and sportswear categories.



Results of Operations

  Fiscal 1993 Compared with Fiscal 1992

     For the 1993 fiscal year, net sales were $407.2 million, a 2% decrease from net sales of $415.6 million in 1992. Excluding the net sales of product lines which ceased operations prior to 1993, net sales for fiscal 1993 increased by 1.2%. The Company's sales of dress shirts in 1993 increased over 1992. Based on industry statistics, which continue to reflect a general weakness in the U.S. dress shirt market, the Company believes that it has gained market share in this category. Management does not anticipate a significant improvement in the U.S. dress shirt market in the next six months.

     The Company has announced the introduction of wrinkle free dress shirts under several of its brand names for sale to consumers prior to Father's Day 1994.

     Gross profit in 1993 increased to $99.6 million, (24.5% of net sales) from $93.7 million, (22.5% of net sales) in 1992 as a result of increased gross profit margins in the men's Accessories Division (primarily neckwear), the Children's Apparel Group, the Stores division and the Thomson slacks division. These improvements more than offset reduced gross margins in the Company's dress shirt and denim based businesses.

     The increased gross profit margin in the men's Accessories Division was largely a result of the outstanding consumer acceptance of the Company's novelty neckwear, produced under the PEANUTS, SAVE THE CHILDREN, BEATLES and WORLD WILDLIFE FUND labels. The Company, however, cannot predict whether the demand for such products will continue at the current rate or, if such demand does not continue, whether the Company will be able to develop other products which will offset any reduction in the gross profit of the novelty neckwear lines.

     Selling, general and administrative expenses for the 1993 fiscal year amounted to $76.9 million, or 18.9% of net sales, a decrease of $1.1 million from the 1992 fiscal year, when such expenses represented 18.8% of net sales.

     Earnings before interest, taxes, depreciation, amortization, bankruptcy administration expenses and restructuring charges ("EBITDA") was $37.6 million, compared to $31.1 million in 1992, an increase of 21%. The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA should not be considered as an alternative to net earnings as an indicator of the Company's operating performance or to cash flow as an indicator of liquidity.

     In fiscal year 1993, the Company recorded a $5.5 million provision for restructuring, which included $5.0 million related to the restructuring of the Salant Children's Apparel Group. In fiscal year 1992, the Company recorded division restructuring costs of $4.8 million, which included (i) the estimated costs to be incurred in connection with the restructuring of certain unprofitable operations,
(ii) the rejection, allowable under chapter 11, of certain lease obligations and (iii) the write-off of leasehold improvements, buildings and equipment at closed locations.

       Also, in fiscal year 1992, the Company wrote off the unamortized portion of the excess of cost over net assets acquired related to the Obion Denton and Vera Sportswear divisions in the amount of $6.8 million.

     Bankruptcy administration expenses decreased to $8.9 million during fiscal year 1993 from $12.9 million during fiscal year 1992, primarily as a result of the consummation of the plan of reorganization on September 20, 1993.

     Net interest expense (interest expense less interest income) increased to $7.6 million in fiscal year 1993 from $3.1 million in fiscal year 1992 as a result of interest incurred subsequent to September 1993 on the Secured Notes issued pursuant to the Plan. Interest expense for 1994 and subsequent years will include approximately $11.7 million per annum related to the Secured Notes.

     For the 1993 fiscal year, the Company reported income from continuing operations before extraordinary gain of $7.2 million, or $1.02 per share (based on a weighted average of 7,104,000 common shares outstanding), compared to a loss from continuing operations of $6.0 million, or $1.73 per share, (based on a weighted average of 3,460,000 common shares outstanding) for the 1992 fiscal year.

     For the 1993 fiscal year, net income was $43.7 million, or $6.15 per share, compared to a net loss of $17.8 million, or $5.13 per share, in 1992. Net income for 1993 included (i) a credit of $11.8 million, or $1.65 per share, resulting from the reversal of a reserve which had been recorded in 1992, for the estimated loss on the previously planned disposal of the Children's Apparel Group, and (ii) an extraordinary gain of $24.7 million, or $3.48 per share, resulting from the cancellation of indebtedness pursuant to the Plan. The net loss for 1992 included the provision for the reserve of $11.8 million, or $3.40 per share, related to the estimated loss on the previously planned disposal of the Children's Apparel Group.


     In connection with the Company's reorganization, as of January 1, 1994, 9,612,000 shares of its common stock had been issued to creditors, resulting in approximately 13,100,000 shares outstanding as of that date. Upon completion of the claims resolution process, approximately 1,681,000 additional shares are expected to have been issued to creditors and are included in the weighted average used for purposes of the earnings per share calculations. The weighted average number of shares outstanding during the 1993 fiscal year (based upon the total number of common shares outstanding, including those which the Company estimates will ultimately be issued pursuant to the Plan) was 7,104,000, which (i) treats as issued on September 20, 1993 all common shares (11,300,000 shares) expected to be issued pursuant to the Plan, and (ii) gives effect to 465,000 common share equivalents relating to outstanding stock options.




     Inflation and Recent Legislation

     Management believes that the rate of inflation over the past three years has not had a material impact on Salant's operating results.

     The adoption of the North American Free Trade Agreement (NAFTA) is expected to benefit the Company's business by (i) reducing and/or eliminating United States Customs duties on merchandise manufactured in Company-owned facilities in Mexico, (ii) eliminating quota levels on this merchandise, and (iii) eliminating restrictions on exporting merchandise from the United States for sale in both Mexico and Canada.

     Fiscal 1992 Compared with Fiscal 1991

     The financial statements for all periods presented have been reclassified to present the Salant Children's Apparel Group as a part of continuing operations.

     For the 1992 fiscal year (ended January 2, 1993), Salant recorded net sales of $415.6 million, an increase of 4.3% from net sales of $398.5 million for the 1991 fiscal year. Excluding the net sales of product lines which ceased operations prior to 1992, the net sales increase from 1991 to 1992 was 13.6%. The increase in net sales was attributable to significant sales increases achieved by the Company's Perry Ellis menswear, Manhattan Shirt, Texas Apparel men's and boys' jeans, Thomson slacks and Made in the Shade women's junior sportswear divisions, partially offset by reductions in sales at the Obion Denton, Stores and Vera Scarves divisions.

     Gross profit increased to $93.7 million (22.5% of net sales) in fiscal year 1992 from $92.5 million (23.2% of net sales) in fiscal year 1991. The reduction in gross profit as a percentage of net sales was primarily the result of increased costs to the Company of imported merchandise, particularly men's dress shirts, which could not be recovered through increases in the Company's selling prices. The Company believes that during 1992, reductions in gross profit as a percentage of net sales were experienced by a significant number of companies in the apparel industry.

     Selling, general and administrative expenses for the 1992 fiscal year amounted $78.1 million, or 18.8% of net sales, a decrease of $9.2 million (10.5%) from the 1991 fiscal year, when such expenses represented 21.9% of net sales. The reduction in selling, general and administrative expenses for the 1992 fiscal year is primarily attributable to (i) cost savings achieved through the consolidation and restructuring of certain operations, (ii) reduced rent expense as a result of the rejection, allowable under chapter 11 of the Bankruptcy Code, of certain leases which were replaced by new leases with more favorable terms, and (iii) continued reductions in overhead costs at all divisions and all levels of management.

     Royalty income (net of related expenses) in fiscal year 1992 was $6.4 million. During fiscal year 1991, royalty income (net of related expenses) was $7.7 million, which included approximately $2.0 million of royalty income earned in prior years but received during 1991 upon the settlement of certain litigation with Perry Ellis International Inc., the Perry Ellis licensor.

     In fiscal year 1992, the Company recorded, in its results from continuing operations, division restructuring costs of $4.8 million as described above in the comparison of 1993 and 1992 operating results. In fiscal year 1991, the Company recorded, in its results from continuing operations, division restructuring costs of $13.0 million, which included (i) the estimated costs (including inventory markdowns) of the closure of substantially all of the operations the MI Group women's wear business, (ii) the estimated costs (including inventory markdowns) of the closure of certain unprofitable retail outlet stores, (iii) a provision for estimated claims arising from the rejection of certain leases and (iv) an accrual for payments pursuant to a severance agreement with the previous chief executive officer of the Company.

     In fiscal year 1992, the Company wrote off the unamortized portion of the excess of cost over net assets acquired related to the Obion Denton and Vera Sportswear divisions in the amount of $6.8 million. In fiscal year 1991, the Company wrote off other assets of $6.6 million, which included (i) unamortized deferred debt expense of $3.6 million related to the financing arrangements entered into in connection with the acquisition of Manhattan Industries, Inc. and (ii) unamortized leasehold interests at a closed facility.

     Bankruptcy administration expenses increased to $12.9 million during fiscal year 1992 from $6.9 million during fiscal year 1991, primarily as a result of a significant increase in activity relating to the Company's emergence from chapter 11. These expenses consisted primarily of outside legal counsel, consulting and other similar expenses.

     Net interest expense (interest expense less interest income) declined to $3.1 million in fiscal year 1992 from $5.3 million in fiscal year 1991. The decline resulted from a reduction in average borrowing levels and a lower average Prime Rate. Subsequent to the Filing Date, the Company ceased accruing interest on pre-Filing Date obligations, with immaterial exceptions.

     For the 1992 fiscal year, the Company incurred a loss from continuing operations of $6.0 million, or $1.73 per share, compared to a loss of $19.1 million, or $5.52 per share, for the 1991 fiscal year.

     For the fiscal year 1992, the Company incurred a net loss of $17.8 million, or $5.13 per share, compared to a net loss of $19.1 million, or $5.52 per share, in fiscal year 1991. The net loss in 1992 reflected an estimated loss of $11.8 million on the planned disposal of the Obion Denton division.




Liquidity and Capital Resources

     Upon consummation of the Plan, the Company issued $111.9 million principal amount of Secured Notes, made cash payments of approximately $7.1 million and issued approximately 9.6 million shares of common stock in settlement of claims arising from the Chapter 11 Cases. The Company estimates that an additional $9.4 million in cash and an additional 1.7 million shares of common stock will have been distributed upon the complete resolution of all remaining claims arising from the Chapter 11 Cases. Provisions for such distributions have been made in the consolidated financial statements for the period ended January 1, 1994.

     On September 20, 1993, concurrent with the consummation of the Plan, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, including direct borrowings and letters of credit, up to an aggregate of $120 million (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (6% at January 1, 1994). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of January 1, 1994, the Company had fully repaid its direct borrowings from CIT and held cash and marketable securities of approximately $2.2 million. On that date the Company had approximately $37.3 million of letters of credit outstanding and $31.1 million in unused availability under the Credit Agreement.

     The increase of one quarter of one percent in the prime rate at Chemical Bank, announced in March 1994, is estimated (assuming no further change) to raise interest expense for the Company during 1994 by approximately $100 thousand.

     The Credit Agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders equity, a fixed charge coverage ratio, and a maximum cumulative net loss test. At January 1, 1994, the Company was in compliance with all financial covenants as indicated below:


                             Covenant           January 1, 1994
                               Level             Actual Level


     Working Capital        $ 85.0 million      $102.6 million
     Stockholders' Equity   $ 60.0 million      $ 78.9 million
     Liability/Equity       less than 3.25          2.21
     Fixed Charge Ratio     greater than 1.5        4.89
     Maximum Loss           $(10.0) million    Positive-Income



     The Company is also required to reduce its indebtedness
(excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994.The Company has already complied with this covenant for the period February 1, 1994 through January 31, 1995.

     Pursuant to the Plan, the Company emerged from chapter 11 with long-term debt consisting of $111.9 million of Secured Notes that mature on December 31, 1998. The Secured Notes require no mandatory prepayments but are subject to redemption, at any time, in whole, or from time to time, in part, at the Company's option, at a premium to the principal amount thereof. The premium on redemption declines annually from 8.4% in 1994 to 2.1% in 1997.

     The indenture governing the Secured Notes contains covenants restricting, among other things, the incurrence of indebtedness and the payment of dividends, which covenants are less restrictive than similar covenants in the Credit Agreement.

     The net decrease in cash during the year amounted to $500 thousand as compared to a $10 million net decrease in cash in the prior year. Net cash provided by operating activities increased to $22.9 million in 1993 from $5.4 million in 1992, principally as a result of increased income from continuing operations and a decrease in inventories as compared to a significant increase in inventories in 1992. Capital expenditures amounted to $8.2 million, which included expenditures relating to new offices and showrooms for the Perry Ellis Division, the acquisition of a dress shirt manufacturing facility in Andalusia, Alabama and the opening of 20 new factory outlet stores, as compared to $3.9 million in 1992. Capital expenditures for 1994 are anticipated to be less than the amount expended in 1993. Also during 1993, $15.9 million of prepetition secured debt was repaid as compared to $12.5 million in 1992.

     The Company's business is seasonal in nature. As a result, the Company's working capital requirements increase significantly during the first three quarters of each year. Salant's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow provided by operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement, will be adequate to meet its seasonal working capital and capital requirements for the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries as of January 1, 1994 and January 2, 1993, and the related consolidated statements of operations, shareholders' equity/deficiency and cash flows for the years ended January 1, 1994, January 2, 1993 and December 28, 1991. Our audits also included the financial statement schedules listed in the index at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of January 1, 1994 and January 2, 1993, and the results of their operations and their cash flows for the years ended January 1, 1994, January 2, 1993 and December 28, 1991 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, on July 30, 1993 the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on September 20, 1993. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 2.

As discussed in Note 13 to the financial statements, the Company changed its method of accounting for income taxes effective January 3, 1993 to conform with Statement of Financial Accounting Standards No. 109.


/s/ Deloitte & Touche

New York, New York
March 11, 1994



                    Salant Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except per share data)


                                          Year  Ended
                                 January 1, January 2, December 28,
                                    1994      1993       1991

Net Sales                         $407,236  $415,641   $398,471

Cost of goods sold                 307,651   321,988    306,008
                                   -------   -------    -------
  Gross Profit                      99,585    93,653     92,463

Selling, general and
 administrative expenses            76,938    78,069     87,244

Royalty income, net of
 related expenses                    6,801     6,370      7,742

Division restructuring
 costs (Note 4)                      5,500     4,824     12,984

Write off of other assets (Note 8)     -       6,759      6,587

Bankruptcy administration expenses   8,861    12,878      6,949
                                   -------   -------    -------
Income/(loss) from continuing
 operations before interest,
 income taxes and
 extraordinary gain                 15,087    (2,507)   (13,559)

Interest expense, net
 (Notes 10 and 11)                   7,607      3,096     5,272
                                   -------    -------   -------
Income/(loss) from continuing
 operations before income taxes
 and extraordinary gain              7,480     (5,603)  (18,831)

  Income taxes (Note 13)               253        383       278
                                   -------    -------   -------
Income/(loss) from continuing
 operations before extraordinary
 gain                                7,227     (5,986)  (19,109)

Discontinued operations (Note 3):
  Estimated loss on disposal           -      (11,772)       -

  Reversal of estimated loss
   on disposal                      11,772         -         -

Extraordinary gain (Note 5)         24,707         -         -
                                   -------    -------    -------

Net income/(loss)                 $ 43,706   $(17,758)  $(19,109)
                                   =======    =======     ======

Earnings/(loss) per share:
Income/(loss) per share from
 continuing operations before
 extraordinary gain               $   1.02   $  (1.73)  $  (5.52)
Income/(loss) per share from
 discontinued operations              1.65      (3.40)        -
Extraordinary gain                    3.48         -          -
                                    ------     ------     ------

Net income/(loss) per share       $   6.15   $  (5.13)  $  (5.52)
                                    ======     ======     ======

Weighted average common
 stock outstanding                   7,104      3,460      3,459
                                    ======     ======    =======

              See Notes to Consolidated Financial Statements


                    Salant Corporation and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)


                                     January 1,      January 2,
                                        1994            1993

Current assets:

Cash and cash equivalents              $  2,157        $  2,701

Accounts receivable net of allowance
for doubtful accounts of $2,266 in 1993
and $3,788 in 1992 (Notes 10 and 11)     37,382          38,899

Inventories (Notes 6 and 10)            104,513         105,147

Prepaid expenses and other
 current assets                           4,420           3,953
                                        -------         -------
  Total current assets                  148,472         150,700

Property, plant and equipment,
 net (Notes 7 and 11)                    27,493          28,998

Other assets (Notes 8,  11 and 13)       77,425          79,961
                                        -------         -------
                                       $253,390        $259,659
                                        =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities:
  Accounts payable                     $ 21,777        $ 20,869
  Reserve for business
   restructuring (Note 4)                 2,038          17,703
  Accrued salaries, wages and
   other liabilities (Note 9)            22,056          16,714
                                        -------         -------
    Total Current Liabilities            45,871          55,286

Long term debt (Note 11)                111,851            -

Deferred Liabilities (Note 16)           16,766           2,462

Liabilities Deferred Pursuant
 to Chapter 11 Cases                         -          266,420

Commitments and Contingencies
 (Notes 10, 11, 13, 14, 15 and 17)

Shareholders' Equity/(Deficiency) (Notes 2 and 15):
  Preferred stock, par value $2 per share:
    Authorized 5,000,000 shares;
    none issued in 1993 and 1992             -              -

  Common stock, par value $1 per share:
     Authorized 30,000,000 shares;       15,016           3,698
     issued and issuable-15,015,266
      shares in 1993; issued-3,697,915
      shares in 1992
  Additional paid-in capital            106,726          17,702
  Deficit                               (40,461)        (84,167)
  Excess of additional pension
   liability over unrecognized prior
   service cost adjustment (Note 14)       (986)           (353)
  Accumulated foreign currency
   translation adjustment                   221             225
  Less - treasury stock,
   at cost - 234,300 shares              (1,614)         (1,614)
                                        -------         -------
  Total Shareholders'
    Equity/(Deficiency)                  78,902         (64,509)
                                        -------         -------
                                       $253,390        $259,659
                                        =======         =======

              See Notes to Consolidated Financial Statements




                       Salant Corporation and Subsidiaries

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
                 (Amounts in thousands, except number of shares)



                                                                    Excess of
                                                                    Additional
                                                                    Pension
                                                                    Liability
                                                                    Over
                                                                    Unrecog-  Cumulative                       Total
                                                                    nized     Foreign                          Share-
                             Common Stock       Add'l               Prior     Currency     Treasury Stock      holders'
                            Number              Paid-In             Service   Translation  Number of           Equity/
                           of Shares   Amount   Capital   Deficit   Cost      Adjustment   Shares    Amount    (Deficiency)


Balance at December
  29, 1990                3,692,915    $ 3,693  $ 17,686  $(47,300) $   -     $    218     234,300   $ (1,614) $(27,317)

Net loss                                                   (19,109)                                             (19,109)

Excess of additional
 pension liability over
 unrecognized prior
 service cost adjustment                                               172                                          172

Foreign currency
 translation adjustments                                                             4                                4
                          ---------    -------    ------   -------   -----        ----     -------     ------   -------
Balance at December
 28, 1991                 3,692,915      3,693    17,686   (66,409)    172         222     234,300     (1,614)  (46,250)

Stock options exercised       5,000          5        16                                                             21

Net loss                                                   (17,758)                                             (17,758)

Excess of additional
 pension liability over
 unrecognized prior
 service cost adjustment                                              (525)                                        (525)

Foreign currency
 translation adjustments                                                             3                                3
                          ---------     ------   -------   -------    ----        ----     -------     ------   -------
Balance at January
 2, 1993                  3,697,915      3,698    17,702   (84,167)   (353)        225     234,300     (1,614)  (64,509)

Stock options exercised      24,095         24        90                                                            114

Shares issued and
 issuable in settlement
 of claims               11,293,256     11,294    88,934                                                        100,228

Net Income                                                  43,706                                               43,706

Excess of additional
 pension liability over
 unrecognized prior
 service cost adjustment                                              (633)                                        (633)

Foreign currency
 translation adjustments                                                            (4)                              (4)
                         ----------    -------   -------   -------   -----       -----      -------    ------   -------
Balances at January
 1, 1994                 15,015,266   $ 15,016  $106,726  $(40,461) $ (986)     $  221      234,300  $ (1,614) $ 78,902
                         ==========    =======   =======   =======   =====       =====      =======    ======   =======



                  See Notes to Consolidated Financial Statements



                    Salant Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)



                                                    Year Ended
                                        January 1,          January 2,     December 28,
                                          1994                1993            1991


Cash Flows from Operating Activities
Income/(loss) from continuing
 operations                              $ 7,227            $ (5,986)      $(19,109)
Adjustments to reconcile
 income/(loss) from continuing
 operations to net cash provided by
 operating activities:
    Depreciation                           5,681               6,505          7,211
    Amortization of intangibles            2,464               2,664          2,717
    Write-off of other assets                 -                6,759          6,587
    Write-down of fixed assets             2,095                  -              -
    Amortization of other assets              -                   -           1,200
    Change in operating assets
      and liabilities:
      Accounts receivable                  1,517              (1,756)        (2,372)
      Inventories                            634             (14,533)          (401)
      Prepaid expenses and
        other current assets                (249)              3,789         (1,378)
      Other assets                            48                (150)           (77)
      Accounts payable                       240               8,682          6,464
      Accrued salaries, wages and
        other liabilities                  5,932               2,150          6,693
      Reserve for business restructuring  (3,042)             (2,076)            -
      Deferred liabilities                   397                 409          1,510
      Liabilities deferred
        pursuant to chapter 11                -               (1,100)            -
                                         -------             -------        -------
Net cash provided by
 operating activities                     22,944               5,357          9,045
                                         -------             -------        -------
Cash Flows from Investing Activities
Capital expenditures, net                 (8,154)             (3,917)        (2,880)
Proceeds from sale of assets                 795               1,550             -
                                          ------             -------        -------

Net cash used in investing activities     (7,359)             (2,367)        (2,880)
                                         -------             -------        -------

Cash Flows from Financing Activities

Repayment of pre-petition secured debt  $(15,940)           $(12,526)      $(10,850)

Exercise of stock options                     65                  21             -
Other, net                                  (254)               (522)           176
                                         -------             -------        -------
Net cash used in financing activities    (16,129)            (13,027)       (10,674)
                                         -------             -------        -------
Net decrease in cash and
 cash equivalents                           (544)            (10,037)        (4,509)

Cash and cash equivalents
 - beginning of year                       2,701              12,738         17,247
                                         -------             -------        -------

Cash and cash equivalents - end of year $  2,157            $  2,701       $  12,738
                                         =======             =======        ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                            $  3,847            $  3,831       $   3,919
                                         =======             =======        ========

    Income taxes                        $    206            $    430       $     122
                                         =======             =======        ========

Conversion of accounts payable,
 accrued expenses, long-term debt
 and deferred liabilities to
 liabilities deferred pursuant
 to chapter 11 cases                    $  1,515            $  1,503       $   1,794
                                         =======             =======        ========

Conversion of liabilities deferred
 pursuant to chapter 11 cases to
 accounts payable and deferred
 liabilities                            $ 10,249
                                         =======

Issuance of long-term debt              $111,851
                                         =======

Issuance of common stock                $100,228
                                         =======




              See Notes to Consolidated Financial Statements



                    SALANT CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
     (Amounts in Thousands of Dollars Except Share and Per Share Data)



Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions are eliminated in consolidation.

On June 27, 1990 (the "Filing Date"), Salant and one of its subsidiaries, Denton Mills, Inc. ("Denton Mills"), filed separate voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On July 30, 1993, the Bankruptcy Court issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills (the "Plan"). The Plan was consummated on September 20, 1993 (the "Consummation Date"), as further described in
Note 2.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 1993 and 1991 fiscal years were comprised of 52 weeks, while the 1992 fiscal year was comprised of 53 weeks.

Reclassifications

Certain reclassifications were made to the 1992 and 1991 financials statements to conform with the 1993 presentation.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and short-term investments as cash and cash equivalents for the purposes of the statements of cash flows. Short-term investments consist of certificates of deposit maturing within three months of issuance. These investments are readily convertible to cash and are stated at cost, which approximates market.

Inventories

Inventories are stated at the lower of cost (principally determined on a first-in, first-out basis for apparel operations and the retail inventory method on a first-in, first-out basis for outlet store operations) or market.


Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated or amortized over their estimated useful lives, or for leasehold improvements, the lease term, if shorter. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

The annual depreciation rates used are as follows:

Buildings                            3.3%  - 5.0%
Machinery, equipment and autos      10.0%  - 33.3%
Furniture and fixtures              10.0%  - 20.0%
Leasehold improvements              Over the life of the asset or
                                    the term of the lease, which-
                                    ever is shorter


Other Assets

The excess of cost over net assets acquired, trademarks and license agreements are being amortized over periods from 25 to 40 years.
Leasehold interests are being amortized over the remaining lives of the leases, principally 18 years.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, accounts receivables and payable, and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. Long-term debt, which was recently issued at the market rate of interest, also approximates the fair value.

Earnings/(Loss) Per Share

Income/(loss) per share is based on the weighted average number of common shares (based upon the Company's estimate of the number of shares which will have been issued under the Plan by the final resolution of all claims - see Note 2) and common stock equivalents outstanding. Loss per share for 1992 and 1991 did not include common stock equivalents, as their effect would have been anti-dilutive.

Revenue Recognition

Revenue is recognized at the time the merchandise is shipped. Retail factory outlet store revenues are recognized at the time of sale.


Note 2.  Consummation of the Plan of Reorganization

From the Consummation Date through January 1, 1994, pursuant to the Plan, the Company made cash payments of $7,128, issued $111,851 of new 10-1/2% senior secured notes and issued 9.6 million shares of common stock to creditors in settlement of certain claims in the chapter 11 proceedings. Salant anticipates that an additional $9,425 in cash and an additional 1.7 million shares of common stock ultimately will have been distributed to creditors by the time all remaining claims have been resolved. Provisions for such distributions have been made in the consolidated financial statements for the year ended January 1, 1994. As further described in Note 5, upon consummation of the Plan, the Company recorded an extraordinary gain of $24,707 relating to the settlement of indebtedness pursuant to the Plan.

Note 3.  Discontinued Operations Subsequently Retained

In March 1993, the Company adopted a formal plan to restructure and sell the Salant Children's Apparel Group (formerly the Obion Denton division) which manufactures children's sleepwear. As a consequence, the division was accounted for as a discontinued operation for fiscal 1992 and the first three quarters of fiscal 1993. In March 1994, the Company concluded that the value of the division would be maximized by retaining the Salant Children's Apparel Group as part of its continuing operations. As a result, the Salant Children's Apparel Group's net assets and results of operations for all periods presented have been reclassified from discontinued operations to continuing operations.

In the fourth quarter of 1992, the Company recorded an $11,772 provision for the estimated costs to restructure the division and to accrue for expected operating losses during the phase-out period through December 1993. In the fourth quarter of 1993, the 1992 charge was reversed and the Company recorded a provision of $5,000 for restructuring costs, including (i) the costs of closure of certain unprofitable product lines, (ii) inventory markdowns associated with those product lines, and (iii) fixed asset write-downs at closed locations.

The following is a summary of certain selected financial data for the Salant Children's Apparel Group during the period in which it was reported as a discontinued operation.



                              January 2, 1993
Total assets                     $ 28,818
Total liabilities                  49,315




                                 Year Ended       Year Ended
                              January 2, 1993   December 28, 1991
Net sales                       $ 35,442        $38,081
Operating loss                   (12,365)        (5,899)

Operating losses of $750 related to January and February 1993 were included in pre-measurement date losses shown in the loss from discontinued operations in the 1992 financial statements. These amounts have been reclassified to operating losses from continuing operations in 1992.



Note 4. Restructuring Costs

In the fourth quarter of fiscal 1993, the Company recorded a $5,500 restructuring reserve, of which $5,000 related to the restructuring of the Salant Children's Apparel Group, as more fully described in Note 3.

In the fourth quarter of fiscal 1992, the Company recorded a $4,824 restructuring reserve, which included (i) the estimated costs to be incurred in connection with the restructuring of certain unprofitable operations, (ii) the rejection, allowable under chapter 11, of certain lease obligations and (iii) the write-off of leasehold improvements, buildings and equipment at closed locations.

In fiscal 1991, the Company recorded division restructuring costs of $12,984, which included (i) the estimated costs of the closure of substantially all of the operations of the MI Group women's wear business, (ii) the estimated costs of the closure of certain unprofitable retail factory outlet stores, (iii) a provision for estimated claims arising from the rejection of certain leases and (iv) an accrual for payments pursuant to a severance agreement with the previous chief executive officer of the Company.

Note 5.  Extraordinary Gain

In September 1993, the Company recorded an extraordinary gain of $24,707 consisting of (i) an extraordinary gain of $45,974 from the settlement and anticipated settlement of claims arising from the chapter 11 proceeding for less than their full amount and (ii) an extraordinary loss of $21,267 arising from the settlement in lieu of accrued interest and fees in respect of the Company's bank debt during the pendency of the Company's chapter 11 cases.


Note 6.  Inventories

                                        January 1,    January 2,
                                              1994          1993


Finished goods . . . . . . . . . . .     $ 60,686       $ 59,803
Work-in-process. . . . . . . . . . .       27,661         25,221
Raw materials and supplies . . . . .       16,166         20,123
                                          -------        -------
                                         $104,513       $105,147
                                          =======        =======



Note 7.  Property, Plant and Equipment

                                        January 1,    January 2,
                                              1994          1993

Land and buildings . . . . . . . . .       $15,748      $ 14,764
Machinery, equipment, furniture
  and fixtures . . . . . . . . . . .        39,055        44,651
Leasehold improvements . . . . . . .         6,280         4,479
Property held under capital leases .         1,345         1,343
                                           -------       -------
                                            62,428        65,237
Less accumulated depreciation
  and amortization . . . . . . . . .        34,935        36,239
                                           -------       -------
                                           $27,493       $28,998
                                           =======       =======


Note 8.  Other Assets

                                           January 1,    January 2,
                                              1994          1993

Excess of cost over net assets acquired,
  net of accumulated amortization of $9,572
  in 1993 and $7,735 in 1992 . . . .       $57,698       $59,535
Trademarks and license agreements,
  net of accumulated amortization of $2,577
  in 1993 and $2,091 in 1992 . . . .        16,585        17,071
Leasehold interests, net of accumulated
  amortization of $682 in 1993 and $540
  in 1992. . . . . . . . . . . . . .         1,761         1,903
Other. . . . . . . . . . . . . . . .         1,381         1,452
                                           -------       -------
                                           $77,425       $79,961
                                           =======       =======


In the fourth quarter of 1992, the Company wrote off other assets of $6,759, which consisted of the unamortized portion of the excess cost over net assets acquired related to the Salant Children's Apparel
Group and Vera Sportswear division.

In the fourth quarter of 1991, the Company wrote off other assets of $6,587, which included the write-off of (i) unamortized deferred debt expense of $3,590 related to fees and expenses incurred in connection with the acquisition of Manhattan Industries, Inc. ("Manhattan") in 1988, (ii) unamortized trademarks of $2,612 resulting from an inactive licensing program, and (iii) unamortized leasehold interests of $385 resulting from the closure of a facility.


Note 9.  Accrued Salaries, Wages and Other Liabilities

                                           January 1, January 2,
                                             1994        1993


Accrued salaries and wages . . . . . . .   $ 6,045    $  5,666
Accrued pension and retirement. . . .. .     1,444         459
Accrued royalties. . . . . . . . . . . .     1,301       1,025
Accrued professional fees. . . . . . . .       375       2,143
Accrued interest . . . . . . . . . . . .     3,839         -
Other accrued liabilities. . . . . . . .     9,052       7,421
                                            ------     -------
                                           $22,056    $ 16,714
                                            ======     =======


Note 10.  Post-Consummation Financing and Factoring Agreements

On September 20, 1993, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, including direct borrowings and letters of credit, of up to $120,000 (subject to an asset based borrowing formula). As of January 1, 1994, $31,100 was available under this facility. Interest on direct borrowings is charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (6% at January 1, 1994). As collateral for borrowings under the Credit Agreement, the Company granted to CIT a security interest in substantially all of the assets of the Company. As of January 1, 1994 and January 2, 1993, there were no direct borrowings. As of January 1, 1994, letters of credit outstanding under the Credit Agreement were $37,256. As of January 2, 1993, letters of credit outstanding under the previously existing financing agreement were $39,678. The weighted average interest rate on borrowings under these financing agreements for the years ended January 1, 1994 and January 2, 1993 was 6.8% and 7.5%, respectively.

The Credit Agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, incurring capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders' equity, a fixed charge coverage ratio and a maximum cumulative net loss test. At January 1, 1994, Salant was in compliance with all financial covenants.

Note 11.  Long-Term Debt

On September 20, 1993, Salant issued $111,851 principal amount of 10 1/2% Senior Secured Notes (the "Secured Notes") due December 31, 1998. The Secured Notes bear interest from September 1, 1993 and may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The premium on redemption declines annually from 8.4% in 1994 to 2.1% in 1997. The Secured Notes are secured by a first lien (subordinated to the Credit Agreement to the extent of $15,000) on certain accounts receivable, certain intangible assets, the capital stock of Salant's subsidiaries and certain real property of the Company, and by a second lien on substantially all of the other assets of the Company.

The Secured Notes contain various restrictions pertaining to future indebtedness, the purchase of capital stock and the payment of dividends. Under the most restrictive of these provisions, the Company currently may not purchase or redeem any shares of its capital stock, or declare or pay cash dividends.


Note 12.  Segment Information

The Company operates within one industry segment, the business of manufacturing and marketing apparel. The Company sells its products to retailers, including department stores, specialty stores, national chain stores and mass volume retailers, throughout the United States. As an adjunct to its apparel manufacturing operations, the Company operates 57 factory outlet stores and 1 retail store in various parts of the United States. Foreign operations are not significant.




Note 13.  Income Taxes

The provision for income taxes consists of the following:


                          January 1,    January 2,  December 28,
                             1994          1993          1991

Current:
 Federal . . . . . . .     $      -     $       -    $        -
 State . . . . . . . .           32            29            94
 Foreign . . . . . . .          221           354           184
                             ------       -------      --------
                           $    253     $     383    $      278
                             ======       =======      ========


The effective tax rate differed from the statutory rate for the year ended January 1, 1994 due to differences in tax treatment relating to the bankruptcy and other items. The effective tax rate differed from the statutory rate in the years ended January 2, 1993 and December 28, 1991 because no tax benefit was available with respect to losses incurred in those years.

The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:



                         1993       1992      1991

Income tax provision/
   (benefit), at 34%     $2,543    ($1,905)  ($6,403)

Loss producing no current
 tax benefit                         1,905     6,403
Utilization of net
  operating loss
  carryforward           (2,543)
State, local and foreign
  taxes                     253        383       278
                          -----      -----     -----
Income tax provision     $  253    $   383   $   278
                          =====      =====     =====



Effective January 3, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". This statement supersedes SFAS No. 96 "Accounting for Income Taxes" which was adopted by the Company in 1988. Under SFAS No. 109, the Company is required to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Adoption of SFAS No. 109 had no cumulative effect on earnings or effect on income tax expense for the year ended January 1, 1994, as the Company recognized a net deferred tax asset of $64,364, offset in full by a valuation allowance as of the date of adoption.

The tax effects of significant items comprising the Company's net deferred tax asset as of January 1, 1994:


     Deferred tax liabilities:
        Differences between book and
           tax basis of property              $ (6,564)
                                               -------

     Deferred tax assets:
        Reserves not currently deductible       17,517
        Operating loss carryforwards            45,341
        Tax credit carryforwards                 2,936
        Expenses capitalized into inventory      4,935
                                               -------
                                                70,729

     Valuation Allowance                       (64,165)
                                               -------
     Net deferred tax asset                  $     -
                                               =======


At January 1, 1994, the Company had net operating loss carryforwards
("NOLs") for income tax purposes of approximately $116,000, which can be used to offset future taxable income, expiring from 1999 to the year 2007. Approximately $51,000, which arose from the acquisition of Manhattan, will offset goodwill when utilized. The implementation of the Plan, together with transactions that have occurred within the three-year period preceding the consummation of the Plan, have caused an "ownership change" for federal income tax purposes on the date the Plan was consummated. As a result of such ownership change, the use of the NOLs to offset future taxable income may be limited by the requirements of section 382 of the Internal Revenue Code of 1986, as amended. The annual limit under section 382 would be approximately
$7,200 or approximately $108,000 over a fifteen year carryover period.
If the Company utilizes the special bankruptcy exception of section 382(l)(5), the operating loss (which is not subject to an annual limitation) would be approximately $89,000. In addition, the Company realized cancellation of indebtedness income of approximately $917 upon consummation of the Plan and the NOLs will be reduced or limited accordingly.

In addition, at January 1, 1994, the Company had available investment tax and other credits which expire between 1994 and 1999, of which $1,986 will reduce goodwill and the balance will reduce income tax expense when utilized. The Company's utilization of these credits may be limited in the same manner as the Company's utilization of its NOLs as described above.

On June 27, 1990, the date of the filing of the Chapter 11 cases, the Internal Revenue Service (the "IRS") was in the process of examining the tax returns of Manhattan (acquired in April 1988) for the years ended January 31, 1982 through January 31, 1986 and January 31, 1988. The IRS has filed amended proofs of claim (the "IRS Claim") with the Bankruptcy Court in the aggregate amount of $5,201 which includes $2,010 of income and withholding taxes, interest and penalties thereon, and unemployment taxes (the "Income Tax Claim") through the filing date of the Chapter 11 Cases. Without prejudice to the rights, claims and defenses of the IRS and the Company, at the confirmation hearing with respect to the Plan, the Company and the IRS agreed to expunge all claims and proofs of claims asserted and/or filed by the IRS other than the portion of the IRS Claim relating to such taxes. The IRS Claim also includes $3,191 for excise taxes (the "Excise Tax Claim") arising from the failure of Salant to have met minimum funding obligations for its defined benefit pension plans and penalties associated therewith.

Pursuant to a settlement reached with the IRS (which is subject to final IRS approval), the Excise Tax Claim (plus any associated penalties) has been reduced to $100, which is payable upon the execution of the definitive settlement agreement. Provisions for such distributions to the IRS in settlement of the Income Tax Claim and the Excise Tax Claim have been made in the consolidated financial statements for the year ended January 1, 1994.

Note 14.  Employee Benefit Plans

Pension and Retirement Plans

The Company has several defined benefit plans for virtually all full-time salaried employees and certain nonunion hourly employees. The Company's funding policy for its plans is to fund the minimum annual contribution required by applicable regulations.

The Company also has a nonqualified supplemental retirement and death benefit plan covering certain employees. The funding for this plan is based on premium costs of related insurance contracts.

Pension expense includes the following components:


                                    1993       1992      1991

Service cost-benefit earned
  during the period. . . . . .   $ 1,183      $1,101    $ 1,083
Interest cost on projected benefit
  obligation . . . . . . . . .     2,555       2,419      2,254
Return on assets . . . . . . .    (2,008)     (2,162)    (1,420)
Net amortization . . . . . . .       169         647        107
                                  ------       -----      -----
Net periodic pension cost. . .   $ 1,899      $2,005     $2,024
                                  ======       =====      =====


The reconciliation of the funded status of the plans at January 1, 1994 and January 2, 1993 is as follows:


                                       January 1,   January 1,    January 2,    January 2,
                                       1994         1994          1993          1993
                                       Accumulated  Plan          Accumulated   Plan
                                       Plan         Assets        Plan          Assets
                                       Benefits     Exceed        Benefits      Exceed
                                       Exceed       Accumulated   Exceed        Accumulated
                                       Plan Assets  Plan Benefits Plan Assets   Plan Benefits


Actuarial present value of benefit
  obligation
  Vested benefit obligation.            $(30,670)      $(710)    $(26,918)    $(603)
  Nonvested benefit obligation . .          (680)        -           (884)      -
                                         -------        ----      -------      ----
Accumulated benefit obligation . .      $(31,350)      $(710)    $(27,802)    $(603)
                                         =======        ====      =======      ====

Projected benefit obligation . . .      $(36,068)      $(710)    $(32,111)    $(603)
Plan assets at fair value. .              25,155         785       22,478       710
                                         -------        ----      -------      ----
Projected benefit obligation in
  (excess of)/less than plan assets      (10,913)         75       (9,633)      107
Unrecognized net obligation at date of
  initial application, amortized over
  15 years . . . . . . . . .                 985          -         1,223        -
Unrecognized net (gain)/loss . . .         1,928        (160)         467      (305)
Unrecognized prior service cost. .            37         -            196        -
Recognition of minimum liability
  under SFAS No. 87. . . . .              (1,420)        -         (1,050)       -
                                         -------        ----      -------      ----
  Accrued pension cost . . .            $ (9,383)      $ (85)    $ (8,797)    $(198)
                                         =======        ====      =======      ====



Assumptions used in accounting for defined benefit pension plans are as follows:


                          1993    1993     1992     1992      1991    1991
                        Non-    Qualified   Non-  Qualified   Non-   Qualified
                       Qualified  Plans  Qualified  Plans   Qualified  Plans
                          Plan             Plan               Plan

   . . . . . . . . . .

Discount rate. . . . .    7.5%    7.5%     8.0%     8.0%      8.0%    8.0%
Rate of increase in
 compensation levels .     N/A    5.5%      N/A     6.0%       N/A    6.0%
Expected long-term
rate of return on assets  12.0%   8.0%    12.0%     8.0%     12.0%    8.0%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consist of the cash surrender value of certain insurance contracts.

During 1992, each of the retirement plans was amended to change the plan year to the calendar year, effective January 1, 1992, resulting in each of the plans having a short plan year, ending December 31, 1991. One of the plans, the Manhattan Industries, Inc. Employees' Benefit Plan was merged into the Salant Corporation Retirement Plan, effective as of March 1, 1992.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $5,060, $4,769 and $5,064 in 1993, 1992 and 1991, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.


Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market fund, a fixed income fund and/or an equity fund. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. Prior to March 1, 1992, the Company's contributions were made in the Company's common stock, and additional contributions were based on earnings per share.

In 1993, 1992 and 1991 Salant's aggregate contributions to the Plan amounted to $208, $163 and $55, respectively.

At the end of 1991, the Manhattan Salary Savings Plan was amended to change the plan year to the calendar year, effective January 1, 1992, resulting in the plan having a short plan year, ending December 31, 1991. The Manhattan Salary Savings Plan was merged into the Long Term Savings and Investment Plan, effective March 1, 1992.


Note 15.  Stock Options, Warrants and Shareholder Rights

On September 20, 1993, pursuant to the Plan, the Company adopted the 1993 Stock Plan under which options or awards may be granted to directors and key employees of the Company for the purchase of an aggregate of 600,000 shares of the Company's common stock.

The 1988 and 1987 Stock Plans authorized the Company to grant stock options or stock awards aggregating 1,200,000 shares of Salant common stock to officers, key employees and, in the case of the 1988 Stock Plan, directors. The 1993, 1988 and 1987 Stock Plans authorized such grants at such prices and pursuant to such other terms and conditions as the Stock Plan Committee may determine. Options may be nonqualified stock options or incentive stock options and may include stock appreciation rights. Options expire no later than ten years from the date of grant and become exercisable in varying amounts over periods ranging from four months to five years from the date of grant.

The following table summarizes stock option transactions during 1991, 1992 and 1993:

                                                Shares    Price Range


Options outstanding at December 29, 1990 . .    998,777  $1.00-15.125
Options granted during fiscal 1991 . . . . .    421,500   $1.625-2.75
Options surrendered or cancelled
   during fiscal 1991. . .                     (440,052) $1.00-12.875
                                              ---------
Options outstanding at December 28, 1991 . .    980,225  $1.00-15.125
Options granted during fiscal 1992 . . . . .    197,000    $2.25-8.75
Options exercised during fiscal 1992 . . . .     (5,000)        $1.00
Options surrendered or cancelled
 during fiscal 1992. . .                       (121,985) $2.25-12.875
                                              ---------
Options outstanding at January 2, 1993 . . .  1,050,240  $1.00-15.125
Options granted during fiscal 1993 . . . . .    392,000   $6.69-10.69
Options exercised during fiscal 1993 . . . .    (24,095)  $1.00-5.875
Options surrendered or cancelled
 during fiscal 1993. . .                        (55,371) $2.25-12.875
                                              ---------
Options outstanding at January 1, 1994 . . .  1,362,774  $1.00-15.125
                                              =========

Options exercisable at January 1, 1994 . . .    766,614  $1.00-15.125
                                              =========


At January 1, 1994, there were 337,141 shares of Salant common stock reserved for future grants of stock options or stock awards.

Pursuant to the Plan, the Company issued 2,371,182 Salant B Warrants (the "Warrants") to holders of the Company's common stock immediately prior to the consummation date. Each Warrant expires three years from the date of issuance and entitles the registered holder thereof to purchase one share of common stock of the Company at prices of $16 during the first year after issuance, $18 during the second year after issuance and $20 thereafter. No Warrants were exercised in 1993.

In addition, warrants outstanding which entitled the holders to purchase an aggregate of 325,000 shares of Salant common stock at prices ranging from $12 to $16.75 expired during 1993. No warrants were exercised in 1993, 1992 or 1991.

The Company has a shareholder rights plan (the "Rights Plan"), which provides for a dividend distribution of one right for each share of Salant common stock to holders of record at the close of business on December 23, 1987. The rights will expire on December 23, 1997. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 20 percent or more of the Company's voting stock, or if a party announces an offer to acquire 30 percent or more of such voting stock. Each right, when exercisable, will entitle the holder to buy one one-hundredth of a share of a new series of cumulative preferred stock at a price of $30 per right or upon the occurrence of certain events, to purchase either Salant common stock or shares in an "acquiring entity" at half the market value thereof. The Company will generally be entitled to redeem the rights at three cents per right at any time until the 10th day following the acquisition of a 20 percent position in its voting stock. In July 1993, the Rights Plan was amended to provide that an acquisition or offer by Apollo Apparel Partners, L.P., or any of its subsidiaries, will not cause the rights to become exercisable.

As of January 1, 1994, there were 4,071,097 shares of Common Stock reserved for the future issuance of stock options, stock awards and warrants.




Note 16.  Deferred Liabilities

                                                   January 1,     January 2,
                                                      1994          1993


    Lease obligations. . . . . . . . . . . .        $ 1,688        $1,215
    Deferred pension obligation. . . . . . .          8,300         1,247
    Liability for chapter 11 claims
      settlements. . . . . . . . . . . . . .          6,778           -
                                                     ------        ------
                                                    $16,766       $ 2,462
                                                     ======        ======


Note 17.  Commitments and Contingencies

(a) Lease Commitments

The Company conducts a portion of its operations in premises occupied under leases expiring at various dates through 1999. Certain of the leases contain renewal options. Rental payments under certain leases may be adjusted for increases in taxes and operating expenses above specified amounts. In addition, certain of the leases for outlet stores contain provisions for additional rent based upon sales.


In fiscal years 1993, 1992 and 1991, rental expense was $5,773, $6,686 and $8,513, respectively. As of January 1, 1994, future minimum rental payments under noncancellable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:


         Fiscal Year

         1994. . . . . . . . . . . . . . .  $ 5,098
         1995. . . . . . . . . . . . . . .    4,704
         1996. . . . . . . . . . . . . . .    4,170
         1997. . . . . . . . . . . . . . .    3,312
         1998. . . . . . . . . . . . . . .    2,465
         Thereafter. . . . . . . . . . . .    4,682
                                             ------
               Total . . . . . . . . . . .  $24,431
                                             ======



(b)  Legal Contingencies/Significant Disputed Claims

(1) Chapter 11 Cases. On June 27, 1990, Salant and Denton Mills each filed with the Bankruptcy Court a separate voluntary petition for relief under chapter 11 of the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court confirmed the Plan. The consummation of the Plan took place on September 20, 1993.

On August 6, 1993, the Official Committee of Equity Security Holders of Salant (the "Equity Committee") filed a notice of appeal in the United States District Court for the Southern District of New York. The Equity Committee appealed the portion of the Plan relating to the payment of certain compensation to Salant's Chief Executive Officer, Nicholas DiPaolo, which compensation became payable upon consummation of the Plan, but did not seek to overturn the confirmation of the Plan. On November 12, 1993, Salant moved to dismiss the appeal on the grounds that the Equity Committee lacks standing and mootness. Consideration of the Equity Committee's appeal is being deferred pending the resolution of Salant's motion to dismiss.

(2) SEC Inquiry. As previously disclosed, an investigation was conducted by the Staff of the Securities and Exchange Commission (the "SEC") concerning the accuracy of certain statements in Salant's Annual Report (Form 10-K) for the year ended December 30, 1989, and its Quarterly Report (Form 10-Q) for the quarter ended March 31, 1990 (collectively, the "SEC Filings"). The SEC investigation focused on management's belief, as stated in those filings in the Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") section in the SEC Filings, that Salant's existing credit lines should be sufficient to meet its working capital requirements. Salant cooperated with the SEC Staff in connection with its investigation and has recently engaged in discussions with the SEC Staff regarding the resolution of the matters under investigation. The resolution of the investigation is not expected to have a material adverse impact on Salant's financial condition or results of operations.

(3) Securities Litigation. On November 27, 1990, Mae Fischer ("Fischer"), an alleged purchaser of Salant's 13-1/4% Senior Subordinated Debentures due June 15, 1999 (the "Debentures"), instituted a purported class action suit in the United States District Court for the Southern District of New York, claiming that certain directors and officers of Salant violated the federal securities laws by issuing favorable public statements concerning the future profitability of Salant, which Fischer claims artificially inflated the market price of the Debentures between October 1988 and June 1990. Pursuant to Salant's bylaws, Salant is obligated to indemnify its directors and officers against expenses and any judgments or settlements entered against them in actions in which they are sued in their capacity as directors or officers. Salant was not named as a defendant in the suit, Fischer v. Tynan, et al., 90 Civ. 7587 (LBS), due to the pendency of the Chapter 11 Cases.

Pursuant to the terms and conditions of the stipulation of settlement, Salant will issue and distribute a number of shares of Salant Common Stock, not to exceed 11,000 shares, to certain purchasers of the Debentures who sold at a loss during a circumscribed period. In addition, Fischer's counsel will receive $150 for their fees and expenses pursuant to the settlement. The stipulation of settlement, which is subject to a hearing and review by the Bankruptcy Court, was filed with the Bankruptcy Court on March 28, 1994. Upon final approval by the Bankruptcy Court, the Fischer appeal and the Fischer Claim will be deemed withdrawn with prejudice.

(c)  Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $6,274 in 1994, $1,909 in 1995 and $918 in 1996. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 18.  Quarterly Financial Information (Unaudited)


                                       Fiscal year ended January 1, 1994(b)

                                  Total      4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.

Net sales. . . . . . . . . . . .  $407,236   $113,010   $113,251   $85,918    $95,057
Gross profit . . . . . . . . . .    99,585     28,535    28,441     20,520     22,089
Income/(loss) from
 continuing operations . . . .       7,227      2,859     4,446       (488)       410
Discontinued Operations:
  Reversal of estimated
   loss on disposal . . . .         11,772     11,772        -          -          -
Extraordinary gain . . . . . . .    24,707         -     24,707         -          -
Net income/(loss). . . . . . . .    43,706     14,631    29,153       (488)       410
Income/(loss) per share from
 continuing operations (a)           $1.02      $0.19     $0.83     $(0.12)     $0.10
Income per share from discontinued
  operations reversal (a). . . .      1.65       0.77        -          -          -
Income per share from
  extraordinary gain(a)               3.48         -       4.63         -          -
Net income/(loss) per share (a)       6.15       0.96      5.46      (0.12)      0.10



                      Fiscal year ended January 2, 1993 (b)


                                  Total      4th Qtr.     3rd Qtr.    2nd Qtr.  1st Qtr.


Net sales. . . . . . . . . . . .   $415,641  $105,034     $127,619    $91,181   $91,807
Gross profit . . . . . . . . . .     93,653    23,870       28,360     19,924    21,499
Income/(loss) from continuing
 operations                          (5,986)  (12,133)       6,065         55        27
Discontinued operations:
  Estimated loss on disposal . .     (11,772) (11,772)          -          -         -
Net income/(loss). . . . . . . .     (17,758) (23,905)       6,065         55        27
Income/(loss) per share from
  continuing operations (a). . .      $(1.73)  $(3.50)       $1.60      $0.02     $0.01
Loss per share from discontinued
  operations (a) . . . . . . . .       (3.40)   (3.40)          -          -         -
Net income/(loss) per share(a) .       (5.13)   (6.90)        1.60       0.02      0.01


Reference is made to Notes 3, 4 and 8 concerning fourth quarter adjustments during the fiscal years ended January 1, 1994 and January 2, 1993.


(a) Income/(loss) per share of common stock is computed separately for each period. The sum of the amounts of income/(loss) per share reported in each period differs from the total for the year due to the issuance of shares in 1993 and, when appropriate, the inclusion of common stock equivalents.


(b) Information provided for the first, second and third quarters of 1993, and the fourth quarter of 1992 has been adjusted for the reclassification and retention of the Salant Children's
    Apparel Group.  See Note 3 for additional information.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Proxy Statement of Salant Corporation.



ITEM  11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Proxy Statement of Salant Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by Item 12 is incorporated by reference from the Proxy Statement of Salant Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Proxy Statement of Salant Corporation.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


Financial Statements


The following financial statements are included in Item 8 of this Annual Report:

     Independent Auditors' Report. . . . . . . . . . . . .

     Consolidated Statements of Operations . . . . . . . .

     Consolidated Balance Sheets . . . . . . . . . . . . .

     Consolidated Statements of Shareholders'
       Equity/(Deficiency) . . . . . . . . . . . . . . . .

     Consolidated Statements of Cash Flows . . . . . . . .

     Notes to Consolidated Financial Statements. . . . . .


Financial Statement Schedules

The following Financial Statement Schedules for the fiscal years ended January 1, 1994, January 2, 1993, and December 28, 1991 and are filed as part of this Annual Report:

     Schedule VIII - Valuation and Qualifying Accounts
       and Reserves. . . . . . . . . . . . . . . . . . . .

     Schedule IX - Short-Term Borrowings . . . . . . . . .

     Schedule X - Supplementary Income Statement Information . . .

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.



                                SALANT CORPORATION
                                AND SUBSIDIARIES

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



COLUMN A                    COLUMN B             COLUMN C            COLUMN D     COLUMN E

                                              (1)        (2)
                          Balance at    Charged to  Charged to                    Balance
                          Beginning     Costs and  Other Accounts   Deductions    at End
                          of Period      Expenses   -- Describe     --Describe    of Period


Description

YEAR ENDED JANUARY 1, 1994:
Accounts receivable
 allowance for doubtful
 accounts                 $ 3,788        $    94    $   -           $ 1,616(A)    $ 2,266

Reserve for business
  restructuring           $ 5,931        $ 5,500    $   -           $ 9,393(B)    $ 2,038

Reserve for loss on
 disposal of discontinued
 operations               $11,772        $   -      $   -           $11,722(D)    $   -

YEAR ENDED JANUARY 2, 1993:

Accounts receivable
 allowance for doubtful
 accounts                 $ 4,709        $ 2,867    $   -           $ 3,788(A)    $ 3,788

Reserve for business
 restructuring            $ 8,007        $11,757    $   -           $13,833(B)    $ 5,931

Reserve for loss on
 disposal of discontinued
 operations(E)            $   -          $11,772(C) $   -            $   -        $11,772

YEAR ENDED DECEMBER 28, 1991:

Accounts receivable
 - allowance for doubtful
 accounts                 $ 4,332        $ 1,904    $   -            $ 1,527(A)   $  4,709

Reserve for business
 restructuring            $ 1,937        $12,984    $   -            $  6,914(B)  $  8,007


NOTES:

(A)  Uncollectible accounts written off, less recoveries.

(B)  Costs incurred in plant closings and business restructuring.

(C)  Charged to discontinued operations.

(D)  Reversal of estimated loss on disposal of discontinued operation.

(E)  Included in reserve for restructuring on the balance sheet.



                               SALANT CORPORATION

                                AND SUBSIDIARIES



                      SCHEDULE IX - SHORT-TERM BORROWINGS



Column A                    Column B    Column C     Column D     Column E      Column F

                                                     Maximum      Average       Weighted
                                         Weighted    Amount       Amount        Average
                            Balance      Average     Outstanding  Outstanding   Interest
Category of Aggregate       at End       Interest    During       During        Rate During
Short-Term Borrowings     of Period      Rate        the Period   the Period(1) The Period(2)
                                           (000's omitted)


YEAR ENDED JANUARY 1, 1994   -            6.8%        $ 48,700     $ 20,892     6.8%
 Payable to Factor


YEAR ENDED JANUARY 2, 1993
  Payable to Factor          -            7.5%        $ 38,818     $ 16,184     7.5%


YEAR ENDED DECEMBER 28, 1991
  Payable to Factor          -            9.9%        $ 35,300     $  15,517    9.9%





NOTES:

(1)Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365.


(2)Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.



                            SALANT CORPORATION

                             AND SUBSIDIARIES



          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

       For Each Year in the Three-Year Period Ended January 1, 1994
                              (000's omitted)



Column A                               Column B
                              Charged To Costs And Expenses
                                  Continuing Operations


  ITEM           1993          1992           1991

Advertising     $6,532        $7,351        $6,768
                 =====         =====         =====

Royalties       $8,565        $8,000        $9,192
                 =====         =====         =====



Amounts for maintenance and repairs, preoperating costs and similar deferrals, taxes other than payroll and income taxes are not presented inasmuch as such amounts are less than 1% of net sales.






Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 1, 1994.



Exhibits

                                        Incorporation
Number  Description                     By Reference To

2.1     Third Amended Disclosure        Exhibit 1 to
        Statement of Salant             Form 8-A dated
        Corporation, and Denton         7/28/93.
        Mills, Inc., dated
        5/12/93.

2.2     Third Amended Joint             Included as
        Chapter 11 Plan of              Exhibit D-1
        Reorganization of               to Exhibit 1
        Salant Corporation              to Form 8-A
        and Denton Mills, Inc.          dated 7/28/93.

3.1     Form of Amended and              Included as Exhibit
        Restated Certificate of          D-1 to Exhibit 2
        Incorporation of Salant          to Form 8-A dated
        Corporation.                     7/28/93.

3.27    Form of Bylaws, as amended, of   Exhibit 19.2 to Quarterly Report on
        Salant Corporation, effective    Form 10-Q for the quarter ended
        7/10/91.                         6/29/91.

4.1     Rights Agreement dated as of     Exhibit 1 to Current Report
        12/8/87 between Salant           on Form 8-K dated 12/8/87.
        Corporation and The Chase
        Manhattan Bank, N.A.,
        as Rights Agent.  The Rights
        Agreement includes as Exhibit B the
        form of Right Certificate.

4.2     Form of First Amendment          Exhibit 3 to
        to the Rights Agreement          Amendment No. 1 to
        between Salant Corporation       Form 8-A dated
        and Mellon Securities.           7/29/93.

4.3     Revolving Credit,                Exhibit 10.33 to
        Factoring and Security           Quarterly Report
        Agreement dated 9/20/93,         on Form 10-Q for
        between Salant Corporation       the quarter ended
        and The CIT Group/Commercial     10/02/93.
        Services, Inc.


4.5     Indenture, dated as of           Exhibit 10.34 to
        9/20/93, between Salant          Quarterly Report
        Corporation and Bankers          on Form 10-Q for
        Trust Company, as trustee,       the quarter ended
        for the 10-1/2% Senior           10/02/93.
        Secured Notes due
        December 31, 1998.

4.6     Warrant Agreement dated          Exhibit 10.35 to
        as of September 20, 1993,        Quarterly Report on
        between Salant Corporation       Form 10-Q for the
        and Bankers Trust Company,       quarter ended 10/02/93.
        as Warrant Agent.


10.1    Deferred Compensation            Exhibit (19)(j) to Annual Report
        Administration Plan, as amended  on Form 10-K for fiscal year
        and restated, effective as of    1982.
        5/30/82.*

10.2    Salant Corporation Retirement    Exhibit (19)(a) to Quarterly
        Plan, as amended and restated,   Report on Form 10-Q for the
        effective 12/1/84.*              quarter ended 8/30/86.

10.3    Amendment No. 1 to Salant        Exhibit 19.8 to Annual Report on
        Corporation Retirement Plan.*    Form 10-K for fiscal year 1987.

10.4    Amendment No. 2 to Salant        Exhibit 19.1 to Annual Report on
        Corporation Retirement Plan.*    Form 10-K for fiscal year 1989.

10.5    Salant Corporation Pension Plan, Exhibit (19)(b) to Quarterly Report
        as amended and restated,         on Form 10-Q for the quarter ended 8/30/86, for
        effective 12/1/84.*              fiscal year 1987.

10.6    Amendment No. 1 to Salant        Exhibit 19.9 to Annual Report
        Corporation Pension Plan.*       on Form 10-K for fiscal year 1987.

10.7    Amendment No. 2 to Salant        Exhibit 19.2 to Annual Report
        Corporation Pension Plan.*       on Form 10-K for fiscal
                                         year 1989.

10.8    Letter of 8/20/86 to John P.     Exhibit (19)(a) to Annual Report
        MacDonald of Fried, Frank,       on Form 10-K for fiscal year 1986.
        Harris, Shriver & Jacobson from
        the Internal Revenue Service in
        respect of the Salant Corporation
        Retirement Plan and Salant
        Corporation Pension Plan.

10.9    Salant Corporation Long Term      Exhibit (19)(c) to Annual Report
        Savings and Investment Plan, as   on Form 10-K for fiscal year 1985.
        amended and restated, effective
        1/1/85.*

10.10   Amendment One to Salant           Exhibit 19.10 to Annual Report on
        Corporation Long Term Savings     Form 10-K for fiscal year 1987.
        and Investment Plan.*

10.11   Second Amendment to Salant        Exhibit 19.6 to Annual Report on
        Corporation Long Term Savings     Form 10-K for fiscal year 1988.
        and Investment Plan.*

10.12   Third Amendment to Salant         Exhibit 19.3 to Annual Report on
        Corporation Long Term Savings     Form 10-K for fiscal year 1989.
        and Investment Plan.*

10.13   Fourth Amendment to Salant        Exhibit 19.4 to Annual Report on
        Corporation Long Term Savings     Form 10-K for fiscal year 1989.
        and Investment Plan.*

10.14   Salant Corporation 1987 Stock     Exhibit 19.2 to Annual Report on Form 10-K for
        Plan.                             fiscal year 1987.


10.15   Salant Corporation 1987 Stock     Exhibit 10.12 to Form S-2
        Plan Agreement, dated as of       Registration Statement filed
        6/13/88, between Salant           6/17/88.
        Corporation and Nicholas P.
        DiPaolo.

10.16   Salant Corporation 1988 Stock     Exhibit 19.3 to Annual Report on
        Plan.                             Form 10-K for fiscal year 1988.

10.17   First Amendment, effective        Exhibit 19.1 to Quarterly Report
        as of 7/25/89, to the Salant      on Form 10-Q for the
        Corporation 1988 Stock Plan.      quarter ended 9/30/89.

10.18   Form of Salant Corporation 1988   Exhibit 19.7 to Annual Report on
        Stock Plan Employee Agreement.    Form 10-K for fiscal year 1988.

10.19   Form of Salant Corporation        Exhibit 19.8 to
        1988 Stock Plan Director          Annual Report on
        Agreement.                        Form 10-K for fiscal
                                          year 1988.

10.20   Employment Agreement, dated as of Exhibit 19.4 to
        12/31/90, between Herbert R.      Annual Report on
        Aronson and Salant Corporation.*  Form 10-K for fiscal
                                          year 1990.

10.21   Letter Agreement, dated 6/30/92,  Exhibit 19.1 to Quarterly
        amending the Employment           Report on Form 10-Q for
        Agreement, dated as of 12/31/90,  the quarter ended 10/3/92.
        between Herbert R. Aronson and
        Salant Corporation.*

10.22   Employment Agreement dated as of  Exhibit 19.1 to Annual Report on
        7/1/91, between Joseph G.         Form 10-K for fiscal year 1990.
        Salloum and Salant Corporation.*

10.23   License Agreement, dated          Exhibit 19.1 to Annual Report
        January 1, 1991, by and between   on Form 10-K for fiscal year 1992.
        Perry Ellis International Inc.
        and Salant Corporation regarding
        men's sportswear.

10.24   License Agreement, dated          Exhibit 19.2 to Annual Report
        January 1, 1991, by and between   on Form 10-K for
        Perry Ellis International Inc.    fiscal year 1992.
        and Salant Corporation regarding
        men's dress shirts.

10.25   Employment Agreement              Exhibit 10.32 to
        dated as of 6/01/93,              Quarterly Report on
        between Todd Kahn and             Form 10-Q for the
        Salant Corporation.*              quarter ended 7/8/93.

10.26   Form of Agreement between         Included as Exhibit
        Salant Corporation and            P-11 to Exhibit 1
        Apollo Apparel Partners, L.P.     to Form 8-A dated
                                          7/28/93.


10.27   Employment Agreement, dated       Exhibit 10.36 to
        as of 9/20/93, between            Quarterly Report on
        Salant Corporation and            Form 10-Q for the
        Nicholas P. DiPaolo.*             quarter ended 10/2/93.

10.28   Employment Agreement, dated       Exhibit 10.37 to
        as of 7/30/93, between            Quarterly Report on
        Salant Corporation and            Form 10-Q for the
        John S. Rodgers.*                 quarter ended 10/2/93.

10.29   Employment Agreement, dated       Exhibit 10.38 to
        as of 7/30/93, between            Quarterly Report on
        Salant Corporation and            Form 10-Q for the
        Richard P. Randall.*              quarter ended 10/2/93.

10.30   Letter Agreement, dated           Exhibit 10.39 to
        8/13/93, amending the             Quarterly Report on
        Employment Agreement, dated       Form 10-Q for the
        7/1/91, between Joseph G.         quarter ended 10/2/93.
        Salloum and Salant Corporation.*

10.31   Letter Agreement, dated           Exhibit 10.40 to
        11/1/93, amending the Letter      Quarterly Report on
        Agreement, dated 8/13/93 and      Form 10-Q for the
        the Employment Agreement,         quarter ended 10/2/93.
        dated 7/1/91, between Joseph G.
        Salloum and Salant Corporation.*

10.32   Employment Agreement dated
        as of 12/21/93, between
        Elliot M. Lavigne and Salant
        Corporation.*

10.33   Agreement, dated as of 9/22/93,
        between Nicholas P. DiPaolo and
        Salant Corporation.*

10.34   Forms of Salant Corporation 1993 Stock
        Plan Directors' Option Agreement.*


21      List of Subsidiaries of the Company



* denotes management contract or compensatory plan or arrangement.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SALANT CORPORATION


Date: March 31, 1994.          By   /s/John S. Rodgers
                                 Executive Vice President,
                                 Senior Counsel and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                    Title

    /s/Nicholas P. DiPaolo      Chairman of the Board,
      Nicholas P. DiPaolo        President and Chief
                                Executive Officer
                                (Principal Executive
                                Officer); Director

    /s/Richard P. Randall       Senior Vice President,
      Richard P. Randall        Treasurer and Chief
                                Financial Officer
                                (Principal Financial
                                  and Accounting Officer)

    /s/John S. Rodgers          Executive Vice President,
      John S. Rodgers           Senior Counsel and Secretary;
                                Director
    /s/Craig M. Cogut
      Craig M. Cogut            Director

    /s/Ann Dibble Jordan
      Ann Dibble Jordan         Director

    /s/Stanley R. Klion
      Stanley R. Klion          Director

    /s/Harold Leppo
     Harold Leppo               Director

    /s/Bruce Roberts
     Bruce Roberts              Director

    /s/Marvin Schiller          Director
      Marvin Schiller

    /s/Edward M. Yorke
      Edward M. Yorke           Director






                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549






                                 EXHIBITS


                                    to


                                 FORM 10-K


                 FOR THE FISCAL YEAR ENDED JANUARY 1, 1994











                            SALANT CORPORATION
                               EXHIBIT INDEX


                                                  Incorporation
Number  Description                               By Reference To


2.1     Third Amended Disclosure                  Exhibit 1 to
        Statement of Salant                       Form 8-A dated
        Corporation, and Denton                   7/28/93.
        Mills, Inc., dated
        5/12/93.

2.2     Third Amended Joint                       Included as
        Chapter 11 Plan of                        Exhibit D-1
        Reorganization of                         to Exhibit 1
        Salant Corporation                        to Form 8-A
        and Denton Mills, Inc.                    dated 7/28/93.


3.1     Form of Amended and                       Included as Exhibit
        Restated Certificate of                   D-1 to Exhibit 2
        Incorporation of Salant                   to Form 8-A dated
        Corporation.                              7/28/93.

3.2     Form of Bylaws, as amended, of            Exhibit 19.2 to Quarterly Report on
        Salant Corporation, effective             Form 10-Q for the quarter ended
        7/10/91.                                  6/29/91.


4.1     Rights Agreement dated as of              Exhibit 1 to Current Report
        12/8/87 between Salant Corporation        on Form 8-K dated 12/8/87.
        and The Chase Manhattan Bank, N.A.,
        as Rights Agent.  The Rights
        Agreement includes as Exhibit B the
        form of Right Certificate.

4.2     Form of First Amendment                   Exhibit 3 to
        to the Rights Agreement                   Amendment No. 1 to
        between Salant Corporation                Form 8-A dated
        and Mellon Securities.                    7/29/93.

4.3     Revolving Credit,                         Exhibit 10.33 to
        Factoring and Security                    Quarterly Report
        Agreement dated 9/20/93,                  on Form 10-Q for
        between Salant Corporation                the quarter ended
        and The CIT Group/Commercial              10/02/93.
        Services, Inc.

4.5     Indenture, dated as of                    Exhibit 10.34 to
        9/20/93, between Salant                   Quarterly Report
        Corporation and Bankers                   on Form 10-Q for
        Trust Company, as trustee,                the quarter ended
        for the 10-1/2% Senior                    10/02/93.
        Secured Notes due
        December 31, 1998.

4.6     Warrant Agreement dated                   Exhibit 10.35 to
        as of September 20, 1993,                 Quarterly Report on
        between Salant Corporation                Form 10-Q for the
        and Bankers Trust Company,                quarter ended 10/02/93.
        as Warrant Agent.


10.1    Deferred Compensation Administration      Exhibit (19)(j) to Annual Report
        Plan, as amended and restated,            on Form 10-K for fiscal year 1982.
        effective as of 5/30/82.*

10.2    Salant Corporation Retirement Plan,       Exhibit (19)(a) to Quarterly Report
        as amended and restated, effective        on Form 10-Q for the quarter
        12/1/84.*                                 ended 8/30/86.

10.3    Amendment No. 1 to Salant                 Exhibit 19.8 to Annual Report on
        Corporation Retirement Plan.*             Form 10-K for fiscal year 1987.

10.4    Amendment No. 2 to Salant                 Exhibit 19.1 to Annual Report on
        Corporation Retirement Plan.*             Form 10-K for fiscal year 1989.

10.5    Salant Corporation Pension Plan, as       Exhibit (19)(b) to Quarterly Report
        amended and restated, effective           on Form 10-Q for the quarter ended 8/30/86, for
        12/1/84.*                                 fiscal year 1987.

10.6    Amendment No. 1 to Salant                 Exhibit 19.9 to Annual Report on
        Corporation Pension Plan.*                on Form 10-K.

10.7    Amendment No. 2 to Salant                 Exhibit 19.2 to Annual Report
        Corporation Pension Plan.*                on Form 10-K for fiscal
                                                  year 1989.

10.8    Letter of 8/20/86 to John P.              Exhibit (19)(a) to Annual Report
        MacDonald of Fried, Frank,                on Form 10-K for fiscal year 1986.
        Harris, Shriver & Jacobson from
        the Internal Revenue Service in
        respect of the Salant Corporation
        Retirement Plan and Salant
        Corporation Pension Plan.

10.9    Salant Corporation Long Term              Exhibit (19)(c) to Annual Report
        Savings and Investment Plan, as           on Form 10-K for fiscal year 1985.
        amended and restated, effective
        1/1/85.*

10.10   Amendment One to Salant Corporation       Exhibit 19.10 to Annual Report on
        Long Term Savings and Investment          Form 10-K for fiscal year 1987.
        Plan.*                                    for fiscal year 1987.

10.11   Second Amendment to Salant                Exhibit 19.6 to Annual Report on
        Corporation Long Term Savings             Form 10-K for fiscal year 1988.
        and Investment Plan.*

10.12   Third Amendment to Salant                 Exhibit 19.3 to Annual Report on
        Corporation Long Term Savings             Form 10-K for fiscal year 1989.
        and Investment Plan.*

10.13   Fourth Amendment to Salant                Exhibit 19.4 to Annual Report on
        Corporation Long Term Savings             Form 10-K for fiscal year 1989.
        and Investment Plan.*

10.14   Salant Corporation 1987 Stock Plan.       Exhibit 19.2 to Annual Report on Form 10-K for
                                                  fiscal year 1987.


10.15   Salant Corporation 1987 Stock Plan        Exhibit 10.12 to Form S-2
        Agreement, dated as of 6/13/88,           Registration Statement filed
        between Salant Corporation and            6/17/88.
        Nicholas P. DiPaolo.

10.16   Salant Corporation 1988 Stock Plan.       Exhibit 19.3 to Annual Report on
                                                  Form 10-K for fiscal year 1988.

10.17   First Amendment, effective                Exhibit 19.1 to Quarterly Report
        as of 7/25/89, to the Salant              on Form 10-Q for the
        Corporation 1988 Stock Plan.              quarter ended 9/30/89.


10.18   Form of Salant Corporation 1988           Exhibit 19.7 to Annual Report on
        Stock Plan Employee Agreement.            Form 10-K for fiscal year 1988.

10.19   Form of Salant Corporation                Exhibit 19.8 to
        1988 Stock Plan Director                  Annual Report on
        Agreement.                                Form 10-K for fiscal
                                                  year 1988.

10.20   Employment Agreement, dated as of         Exhibit 19.4 to
        12/31/90, between Herbert R.              Annual Report on
        Aronson and Salant Corporation.*          Form 10-K for fiscal
                                                  year 1990.

10.21   Letter Agreement, dated 6/30/92,          Exhibit 19.1 to Quarterly
        amending the Employment Agreement,        Report on Form 10-Q for
        dated as of 12/31/90, between             the quarter ended 10/3/92.
        Herbert R. Aronson and Salant
        Corporation.*

10.22   Employment Agreement dated as of          Exhibit 19.1 to Annual Report on
        7/1/91, between Joseph G. Salloum         Form 10-K for fiscal year 1990.
        and Salant Corporation.*

10.23   License Agreement, dated                  Exhibit 19.1 to Annual Report
        January 1, 1991, by and between           on Form 10-K for fiscal year 1992.
        Perry Ellis International Inc.
        and Salant Corporation regarding
        men's sportswear.

10.24   License Agreement, dated                  Exhibit 19.2 to Annual Report
        January 1, 1991, by and between           on Form 10-K for
        Perry Ellis International Inc.            fiscal year 1992.
        and Salant Corporation regarding
        men's dress shirts.

10.25   Employment Agreement                      Exhibit 10.32 to
        dated as of 6/01/93,                      Quarterly Report on
        between Salant Corporation                Form 10-Q for the
        and Todd Kahn.*                           quarter ended 7/8/93.

10.26   Form of Agreement between                 Included as Exhibit
        Salant Corporation and                    P-11 to Exhibit 1
        Apollo Apparel Partners, L.P.             to Form 8-A dated
                                                  7/28/93.

10.27   Employment Agreement, dated               Exhibit 10.36 to
        as of 9/20/93, between                    Quarterly Report on
        Salant Corporation and                    Form 10-Q for the
        Nicholas P. DiPaolo.*                     quarter ended 10/2/93.

10.28   Employment Agreement, dated               Exhibit 10.37 to
        as of 7/30/93, between                    Quarterly Report on
        Salant Corporation and                    Form 10-Q for the
        John S. Rodgers.*                         quarter ended 10/2/93.

10.29   Employment Agreement, dated               Exhibit 10.38 to
        as of 7/30/93, between                    Quarterly Report on
        Salant Corporation and                    Form 10-Q for the
        Richard P. Randall.*                      quarter ended 10/2/93.

10.30   Letter Agreement, dated                   Exhibit 10.39 to
        8/13/93, amending the                     Quarterly Report on
        Employment Agreement, dated               Form 10-Q for the
        7/1/91, between Joseph G.                 quarter ended 10/2/93.
        Salloum and Salant Corporation.*

10.31   Letter Agreement, dated                   Exhibit 10.40 to
        11/1/93, amending the Letter              Quarterly Report on
        Agreement, dated 8/13/93 and              Form 10-Q for the
        the Employment Agreement,                 quarter ended 10/2/93.
        dated 7/1/91, between Joseph G.
        Salloum and Salant Corporation.*

10.32   Employment Agreement dated
        as of 12/21/93, between
        Elliot M. Lavigne and Salant
        Corporation.*

10.33   Agreement, dated as of 9/22/93,
        between Nicholas P. DiPaolo and
        Salant Corporation.*

10.34   Forms of Salant Corporation 1993 Stock
        Plan Directors' Option Agreement.*

21      List of Subsidiaries of the Company




* denotes management contract or compensatory plan or arrangement.


                                                                 EXHIBIT 21



                      SUBSIDIARIES OF THE REGISTRANT


Birdhill, Limited, a Hong Kong corporation

Carrizo Manufacturing Co., S.A. de C.V., a Mexican corporation

Clantexport, Inc., a New York corporation

Denton Mills, Inc., a Delaware corporation

Frost Bros. Enterprises, Inc., a Texas corporation

Manhattan Industries, Inc., a Delaware corporation

Manhattan Industries, Inc., a New York corporation

Manhattan Industries (Far East) Limited, a Hong Kong corporation

Maquiladora Sur S.A. de C.V., a Mexican corporation

Sea Isle Sportswear Inc., a New York corporation

Vera Licensing, Inc., a Nevada corporation

Vera Linen Manufacturing, Inc., a Delaware corporation