Form 10-Q
period 1994-04-02
SALANT CORP
filed 1994-05-13
CIK 86346

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1994.

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
Commission file number 0-2433

                        SALANT CORPORATION
        (Exact name of registrant as specified in its charter)



            Delaware                       13-3402444
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)


1114 Avenue of the Americas, New York, New York     10036
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (212) 221-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X
No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No

As of May 11, 1994, there were outstanding 13,923,236 shares of the Common Stock of the registrant.




                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Statements of Operations.........

  Condensed Consolidated Balance Sheets...................

  Condensed Consolidated Statements of
   Cash Flow..............................................

  Notes to Condensed Consolidated Financial Statements....


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................

Item 6.  Exhibits and Reports on Form 8-K.................


SIGNATURE.................................................



                      SALANT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Amounts in thousands, except per share data)

                                            Three Months Ended
                                             ------------------
                                             April 2,    April 3,
                                              1994         1993
                                          ----------   ----------
Net sales                                  $   91,346  $   95,057

Cost of goods sold                             68,768      72,968
                                           ----------  ----------

  Gross profit                                 22,578      22,089

Royalty income, net of related
  expenses                                      1,525       1,738
Selling, general and
  administrative expenses                      19,561      19,805
Bankruptcy administration
  expenses                                        -         2,740
                                            ---------   ---------

   Income from operations
    before interest and income taxes            4,542       1,282

Interest expense, net                           3,389         799
                                            ---------   ---------

Income from operations
    before income taxes                         1,153         483

Income taxes                                       68          73
                                            ---------   ---------
Net income                                 $    1,085   $     410
                                            =========   =========


Net income per share                       $     0.07   $    0.10
                                            =========   =========
Weighted average common stock
  and common stock equivalents
  outstanding (Note 1)
                                               15,137       3,957
                                            =========   =========

             See Notes to Condensed Consolidated Financial Statements



                      SALANT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                         April 2,                   April 3,
                                           1994      January 1,       1993
                                       (Unaudited)      1994      (Unaudited)
                                       -----------   ----------   -----------

ASSETS
Current Assets:
    Cash and cash equivalents            $   2,074     $  2,157      $  1,694
   Accounts receivable, net                 48,427       37,382        51,864
   Inventories (Note 3)                    112,628      104,513       115,575
   Prepaid expenses and other current
    assets                                   3,695        4,420         3,913
                                         ---------    ---------     ---------
    Total Current Assets                   166,824      148,472       173,046

Property, plant and equipment, net          26,916       27,493        28,960
Other assets                                76,748       77,425        79,385
                                         ---------    ---------     ---------
   Total Assets                          $ 270,488    $ 253,390     $ 281,391
                                         =========    =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities:
    Accounts payable                     $  24,744     $ 21,777      $ 21,961
    Loans payable                           21,968         -           20,578
    Accrued liabilities                     13,576       22,056        19,355
    Current portion of long term debt
      (Note 4)                               3,600         -              -
   Reserve for business restructuring        1,155        2,038        16,249
                                         ---------    ---------     ---------
     Total Current Liabilities              65,043       45,871        78,143

Long term debt                             108,251      111,851          -
Deferred liabilities                        16,762       16,766         2,504
Liabilities deferred pursuant to
  chapter 11 cases                             -           -          264,846
Shareholders' Equity/(Deficiency):
   Common stock-issued and issuable         15,212       15,016         3,698
   Additional paid-in capital              106,976      106,726        17,702
   Deficit                                 <39,376>     <40,461>      <83,759>
   Excess of additional pension liability
    over unrecognized prior service cost
    adjustment                                <986>        <986>         <353>
   Accumulated foreign currency translation
    adjustment                                 220          221           224
   Less - treasury stock, at cost           <1,614>      <1,614>       <1,614>
                                         ---------    ---------     ---------

 Total Shareholders' Equity/(Deficiency)    80,432       78,902       <64,102>
                                         ---------    ---------      --------

     Total Liabilities and Shareholders'
      Equity/(Deficiency)                $ 270,488    $ 253,390     $ 281,391
                                         =========    =========     =========

             See Notes to Condensed Consolidated Financial Statements

                       SALANT CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                              (Amounts in thousands)



                                                     Three Months Ended

                                                  April 2,          April 3,
                                                   1994              1993
                                                ----------        ----------


Cash Flows from Operating Activities:
Income from operations                          $    1,085         $     410
Adjustments to reconcile income from operations
 to net cash used in operating activities:
    Depreciation                                     1,288             1,467
    Amortization of intangibles                        616               616
    Change in assets and liabilities:
     Accounts receivable                           <11,045>          <12,965>
     Inventories                                    <8,115>          <10,429>
     Prepaid expenses and other current assets         725                29
     Other assets                                       22               <40>
     Accounts payable                                2,967             1,092
     Accrued liabilities and reserve for business
       restructuring                                <9,241>            1,748
     Deferred liabilities                               <4>               42

                                                ----------        ----------
Net cash used in operating activities              <21,702>          <18,030>
                                                ----------        ----------

Cash Flows from Investing Activities:
Capital expenditures, net                             <835>           <1,429>
Proceeds from sale of assets                            40               -
                                                ----------        ----------

Net cash used in investing activities                 <795>           <1,429>
                                                ----------        ----------

Cash Flows from Financing Activities:
Net short-term borrowings                           21,968            20,578
Repayment of pre-petition secured debt                 -              <2,126>
Exercise of stock options                              446               -
                                                ----------        ----------

Net cash provided by financing activities           22,414            18,452
                                                ----------        ----------

Net decrease in cash and cash equivalents              <83>           <1,007>

Cash and cash equivalents - beginning of year        2,157             2,701
                                                ----------        ----------

Cash and cash equivalents - end of quarter      $    2,074        $    1,694
                                                ==========        ==========













                       SALANT CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                              (Amounts in thousands)



                                                   Three Months Ended
                                                   ------------------

Supplemental disclosures of cash flow            April 2,          April 3,
  information:
   Cash paid during the year for:                  1994              1993
                                                ----------        ----------

   Interest                                       $  6,436        $   850


   Income taxes                                   $     50        $    49


Conversion of accrued liabilities to
 liabilities deferred
 pursuant to chapter 11 cases                     $    552

             See Notes to Condensed Consolidated Financial Statements


                 SALANT CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
               (Thousands of Dollars Except Share Data)
                             (Unaudited)


Note 1.  Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial
Statements include the accounts of Salant Corporation ("Salant") and subsidiaries (collectively, the "Company").

The results of operations for the three months ended April 2, 1994 and April 3, 1993 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications were made to the 1993 unaudited Condensed Consolidated Financial Statements to conform with the 1994 presentation.

Income per share is based on the weighted average number of common shares (including shares to be issued pursuant to the Company's plan of reorganization) and common share equivalents outstanding during the three months ended April 2, 1994 and April 3, 1993.


Note 2.  Discontinued Operations Subsequently Retained

In March 1993, the Company adopted a formal plan to restructure and sell the Salant Children's Apparel Group (formerly referred to as the Obion Denton division), which manufactures children's sleepwear. Consequently, the division was accounted for as a discontinued operation for fiscal 1992 and the first three quarters of fiscal 1993. In March 1994, the Company concluded that the value of the division would be maximized by retaining the Salant Children's Apparel Group as part of its continuing operations. As a result, the assets, liabilities and results of operations of the Salant Children's Apparel Group for all periods have been presented as continuing operations.

The following is a summary of certain selected financial data for the Salant Children's Apparel Group during the period in which it was reported as a discontinued operation.


                                   April 3, 1993

Total assets                        $ 28,336
Total liabilities                     13,669


                                   Quarter Ended
                                   April 3, 1993
Net sales                           $  3,289
Operating loss                          <660>



Note 3.  Inventories


                                  April 2,       January 1,      April 3,
                                    1994            1994           1993
                               -------------    ------------     ----------


Finished goods................ $ 72,429         $ 60,686         $ 71,101
Work-in-process...............   24,669           27,661           24,386
Raw materials and supplies....   15,530           16,166           20,088
                               --------         --------         --------
                               $112,628         $104,513         $115,575
                               ========         ========         ========



Note 4. Current Portion of Long Term Debt

In May 1994, the Company purchased $3,600 of its 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes") in an open market transaction at below par. The purchased Secured Notes will be retired. Consequently, the purchased Secured Notes have been classified as the current portion of long term debt on the financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial
Statements and related Notes to provide additional information concerning the financial activities and condition of Salant
Corporation ("Salant") and its subsidiary companies (collectively, the "Company").

Results of Operations

The following discussion compares the operating results of the Company for the three months ended April 2, 1994 with the operating results for the three months ended April 3, 1993. As announced in March 1994, the Company determined to retain and continue to operate its Children's Apparel Group (formerly referred to as the Obion Denton Division). Consequently, the Company's financial statements include the results of operations of that division in the results of operations for the quarter. Operating results for the three months ended April 3, 1993 (which had reflected the Children's Apparel Group in discontinued operations) have been adjusted accordingly.

First Quarter 1994 Compared to First Quarter 1993

For the first quarter of 1994, the Company reported net sales of $91.3 million, a decrease of 3.9% from net sales of $95.1 million in the comparable 1993 period. The decrease in net sales was attributable primarily to a reduction in sales of dress shirts, consistent with the general weakness in the U.S. dress shirt market, and lower sales of denim-based products. Management does not anticipate a significant improvement in the U.S. dress shirt market in the next six months.

During the first quarter of 1994, the Company negotiated a series of licenses for the GANT and SALTY DOG names for use in dress shirts, neckwear and small leather goods exclusively by the Company in the United States. The licensor, Crystal Brands, is operating under Chapter 11 of the U.S. Bankruptcy Code and, accordingly, the licenses are subject to bankruptcy court approval.

Gross profit as a percentage of net sales increased to 24.7% ($22.6 million) in the first quarter of 1994 from 23.2% of net sales
($22.1 million) in the comparable 1993 quarter. The increase in gross profit as a percentage of net sales was primarily the result of increased gross profit margins on sales of children's sleepwear, and denim-based products and improved margins at the Company's retail stores division.


Selling, general and administrative expenses for the first quarter of 1994 amounted to $19.6 million (21.4% of net sales), as compared to the first quarter of 1993, when such expenses amounted to $19.8 million (20.8% of net sales).

Royalty income (net of related expenses) for the first quarter of 1994 was $1.5 million, a reduction of $0.2 million from the $1.7 million in the first quarter of 1993.

There were no bankruptcy administration expenses for the first quarter of 1994, compared with $2.7 million incurred in the comparable 1993 period.

Income from operations before interest and income taxes amounted to $4.5 million in the first quarter of 1994 and included $500 thousand related to an insurance reimbursement of legal fees and expenses incurred in prior years in connection with certain litigation. Income from operations before interest and income taxes in the first quarter of 1993 amounted to $1.3 million.

Net interest expense for the first quarter of 1994 amounted to $3.4 million as compared to $800 thousand in the prior year's first quarter. During the first quarter of 1993, Salant was operating under chapter 11 of the Bankruptcy Code and, accordingly, was not accruing interest on its prepetition debt.

Net income for the 1994 first quarter was $1.1 million compared with net income of $410 thousand for the first quarter of 1993.
Net income per share was $0.07 (based on a weighted average of 15,137,000 shares and common share equivalents outstanding) in the first quarter of 1994, compared to net income per share of $0.10
(based on a weighted average of 3,957,000 shares and common share equivalents outstanding) in the first quarter of 1993.


Liquidity and Capital Resources

In September 1993, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $120 million (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (which prime rate was 6.25% at April 2, 1994). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of April 2, 1994, direct borrowings and letters of credit outstanding under the Agreement were $22.0 million and $35.9 million, respectively, and the Company had unused availability of $26.9 million. As of April 3, 1993, direct borrowings and letters of credit outstanding under the previous financing agreement were $20.6 million and $36.4 million, respectively and the unused availability amounted to $2.0 million. The average interest rate on borrowings under these financing agreements for the three months ended April 2, 1994 and April 3, 1993 was 6.3% and 7.6%, respectively.

In September 1993, the Company issued $111.9 million principal amount of 10 1/2% Senior Secured Notes due December 31, 1998 (the
"Secured Notes") in conjunction with the consummation of its plan of reorganization. In May 1994, the Company purchased, in an open market transaction, $3.6 million of Secured Notes at less than the principal amount thereof.

The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock or all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders' equity, a fixed charge coverage ratio, and a maximum cumulative net loss test. At April 2, 1994, the Company was in compliance with all covenants.

During the first three months of 1994, the Company's short term borrowings increased by $22.0 million. The primary reasons for the increased borrowings were increases in accounts receivable of $11.0 million and increases in inventories of $8.1 million which reflected the Company's normal seasonal pattern. During the first three months of 1993, the Company's short-term borrowings increased by $20.6 million.

The Company's business is seasonal in nature. As a result, the Company's working capital requirements increase significantly during the first three quarters of each year. Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit
Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement, will be adequate to meet its seasonal working capital and capital expenditure requirements for the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

                     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SEC INVESTIGATION. As previously disclosed, an investigation was conducted by the Staff of the Securities and Exchange Commission
(the "SEC") concerning the accuracy of certain statements in Salant's Annual Report (Form 10-K) for the year ended December 30,
1989, and its Quarterly Report (Form 10-Q) for the quarter ended
March 31, 1990 (collectively, the "Two SEC Filings"). The SEC investigation focused on management's belief, as stated in the Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A") section in the Two SEC Filings, that
Salant's then existing credit lines would have been sufficient to meet its then working capital requirements. On May 12, 1994, the SEC issued an order (the "Order") pursuant to Section 21C of the Securities Exchange Act of 1934 (the "Exchange Act") finding that
Salant failed to comply with Item 303 of Regulation S-K in the MD&A of the Two SEC Filings. The Order further stated that Salant's former chief financial officer, Martin F. Tynan, was a cause of such failure.

Simultaneously with the filing of the Order, and without admitting or denying the findings contained therein, Salant and Tynan have consented to the issuance of the Order. In addition to the findings contained in the Order, the SEC has ordered that, pursuant to
Section 21C of the Exchange Act, Salant and Tynan cease and desist from committing or causing any violation, and committing or causing any future violation, of Section 13(a) of Exchange Act and Rules
12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. The issuance of the Order has no material adverse impact on Salant.
This matter is now concluded.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended April 2, 1994.





                              SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SALANT CORPORATION



Date: May 13, 1994                   /s/ Richard P. Randall
                                         Richard P. Randall
                                         Senior Vice President,
                                         Treasurer and Chief
                                         Financial Officer
                                         (Principal Financial
                                          Officer)












