Form 10-Q
period 1994-07-02
SALANT CORP
filed 1994-08-15
CIK 86346

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                              FORM 10-Q

              (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 2, 1994.

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

              As of August 10, 1994 there were outstanding 14,416,463 shares of the Common Stock of the registrant.


                                          TABLE OF CONTENTS







PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Statements of Operations

  Condensed Consolidated Balance Sheets

  Condensed Consolidated Statements of Cash Flow

  Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations


      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
          Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE


                      SALANT CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Amounts in thousands, except per share data)


                                           Three Months Ended     Six Months Ended
                                          July 2,   July 3,     July 2,         July 3,
                                          1994      1993         1994            1993


Net Sales                             $  89,316    $  85,918     $ 180,660       $ 180,975

Cost of goods sold                       70,120       65,398       138,888         138,366

    Gross profit                         19,196       20,520        41,772          42,609

Royalty income, net of related expenses   1,357        1,652         2,882           3,390

Selling, general and administrative
    expenses                             19,271       18,773        38,832          38,578

Bankruptcy administration expenses         -           2,716           -             5,456

     Income from operations before
       interest, taxes and extraordinary
       gain                               1,282         683          5,822           1,965

Interest expense, net                     3,951         984          7,341           1,783


Income/(loss) from operations before
       income taxes and extraordinary
       gain                              <2,669>        <301>       <1,519>            182

Income taxes                                 71          187           139             260


     Loss from operations before
       extraordinary gain                <2,740>        <488>       <1,658>            <78>

Extraordinary Gain                           63           -             63             -

Net loss                                 <2,677>        <488>       <1,595>            <78>

Loss per share:


     Loss per share before extraordinary
      gain                            $   <0.18>    $   <0.14>    $   <0.11>      $   <0.02>
     Extraordinary gain                     -             -             -              -



Net loss per share                    $   <0.18>    $   <0.14>     $  <0.11>      $   <0.02>



Weighted average common stock outstanding
  (Note 1)                               14,988         3,464        14,902           3,464




          See Notes to Condensed Consolidated Financial Statements
                       SALANT CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Amounts in thousands)






                                          July 2,                    July 3,
                                           1994      January 1,       1993
                                        (Unaudited)    1994        (Unaudited)





ASSETS
Current Assets:
    Cash and cash equivalents            $   1,620     $  2,157      $  1,600
   Accounts receivable, net                 41,010       37,382        42,961
   Inventories (Note 4)                    127,119      104,513       122,675
   Prepaid expenses/other cur assets         4,572        4,420         5,099
    Total Current Assets                   174,321      148,472       172,335
Property, plant and equipment, net          27,565       27,493        30,207
Other assets                                81,980       77,425        78,725

   Total Assets                          $ 283,866    $ 253,390     $ 281,267

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities:
    Accounts payable                     $  24,633     $ 21,777      $ 18,139
    Loans payable                           38,023         -           27,791
    Accrued liabilities                     15,950       22,056        18,634
    Reserve for business restructuring         880        2,038        15,374

     Total Current Liabilities              79,486       45,871        79,938

Long term debt  (Note 5)                   108,251      111,851          -
Deferred liabilities                        18,348       16,766         2,499
Liab def pursuant to chapter 11 cases         -            -          263,415

Shareholders' Equity/(Deficiency):
   Common stock-issued and issuable         15,232       15,016         3,698
   Additional paid-in capital              107,001      106,726        17,708
   Deficit                                 <42,056>     <40,461>      <84,247>
   Excess of additional pension liability over
    unrecognized prior service cost adjust    <986>        <986>         <353>
   Accumulated foreign currency translation
      adjustment                               204          221           223
   Less - treasury stock, at cost           <1,614>      <1,614>       <1,614>

Total Shareholders' Equity/(Deficiency)     77,781       78,902       <64,585>

     Total Liabilities and Shareholders'
      Equity/(Deficiency)                $ 283,866    $ 253,390     $ 281,267





             See Notes to Condensed Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                    (Unaudited)

                              (Amounts in thousands)



                                                                  Six Months Ended

                                                 July 2,           July 3,
                                                  1994              1993

Cash Flows from Operating Activities:
Income from operations                         $    <1,658>       $      <78>
Adjustments to reconcile income from operations
 to net cash used in operating activities:
    Depreciation                                     2,610             2,966
    Amortization of intangibles                      1,251             1,232
    Change in assets and liabilities:
     Accounts receivable                            <3,628>           <4,062>
     Inventories                                   <19,120>          <17,528>
     Prepaid expenses and other current assets         394            <1,157>
     Other assets                                       94                 4
     Accounts payable                                2,526            <2,730>
     Accrued liabilities/ reserve for
       business restructuring                       <7,130>              635
     Deferred liabilities                               <4>               37

Net cash used in operating activities              <24,665>          <20,681>

Cash Flows from Investing Activities:
Capital expenditures, net                           <2,425>           <4,175>
Acquisitions                                        <8,689>              -
Proceeds from sale of assets                           265               -

Net cash used in investing activities              <10,849>           <4,175>

Cash Flows from Financing Activities:
Net short-term borrowings                           38,023            27,791
Exercise of stock options                              491                 6
Repayment of pre-petition secured debt                  -             <4,042>
Repurchase of long-term debt                        <3,537>              -

Net cash provided by financing activities           34,977            23,755


Net decrease in cash and cash equivalents             <537>           <1,101>

Cash and cash equivalents - beginning of year        2,157             2,701


Cash and cash equivalents - end of the first half $  1,620        $    1,600


                       SALANT CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                    (Unaudited)

                              (Amounts in thousands)


                                                    Six Months Ended


Supplemental disclosures of cash flow information:July 2,           July 3,
   Cash paid during the year for:                  1994              1993



Interest                                         $ 7,558            $1,549


Income taxes                                     $    87            $  104


Conversion of accrued liabilities to liabilities deferred
 pursuant to chapter 11 cases                                       $1,037

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

The results of operations for the three month and six month periods ended July 2, 1994 and July 3, 1993 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications were made to the 1993 unaudited
Condensed Consolidated Financial Statements to conform with the 1994 presentation.

Income per share is based on the weighted average number of common shares (including shares to be issued pursuant to the Company's plan of reorganization) outstanding during the three month and six month periods ended July 2, 1994 and July 3, 1993. Common stock equivalents were not included in the per share calculations as their effect would be antidilutive.


Note 2.  Acquisitions

On June 10, 1994, the Company acquired all the capital stock of JJ. Farmer Clothing Inc. (a Canadian corporation) and the assets of JJ. Farmer International Limited (a Hong Kong corporation) (collectively "JJ. Farmer") for approximately $5,311 in cash. The purchase price is subject to adjustment based on the future profitability of JJ. Farmer. The acquisition has been accounted for as a purchase, and accordingly, JJ. Farmer's operating results have been included in the Company's consolidated results of operations commencing June 11, 1994. Pro forma results of operations have not been presented as the effect would not be significant. JJ. Farmer's net sales for the five months ended May 31, 1994 and the twelve months ended December 31, 1993 were $3,392 and $13,104, respectively. The excess of cost over the book value of net assets acquired ($4,456 subject to adjustment) is being amortized over a period of not more than 15 years on a straight-line basis.

In June 1994, the Company entered into various licensing agreements for dress shirts and men's accessories using the trademarks GANT and SALTY DOG. As part of these agreements, the Company purchased inventory from the licensor, made advance royalty payments to the licensor, and is required to make future minimum royalty payments.


Note 3.  Discontinued Operations Subsequently Retained

In March 1993, the Company adopted a formal plan to restructure and sell the Salant Children's Apparel Group (formerly referred to as the Obion Denton division), which manufactures children's sleepwear. Consequently, the division was accounted for as a discontinued operation for fiscal 1992 and the first three quarters of fiscal 1993. In March 1994, the Company concluded that the value of the division would be maximized by retaining the Salant Children's Apparel Group as part of its continuing operations. As a result, the assets, liabilities and results of operations of the Salant Children's Apparel Group for all periods have been presented as part of continuing operations.

The following is a summary of certain selected financial data for the Salant Children's Apparel Group during the prior year period in which it was reported as a discontinued operation.





                           as of July 3, 1993

     Total assets               $ 31,632
     Total liabilities            11,402


                             Quarter Ended
                             July 3, 1993
     Net sales                  $  4,372
     Operating loss                1,647




Note 4.  Inventories


                              July 2,       January 1,          July 3,
                               1994            1994              1993



          Finished goods......  $  80,672         $ 60,686         $ 79,567
          Work-in-process.....     28,766           27,661           23,331
          Raw materials and
                  supplies....     17,681           16,166           19,777

                                $ 127,119         $104,513         $122,675




Note 5.  Long Term Debt

In May 1994, the Company purchased and retired $3,600 of its 10 1/2% Senior Secured Notes due December 31, 1998 in an open market transaction at a price below the principal amount thereof.

As a result of this transaction, the Company recorded an extraordinary gain of $63.

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

Results of Operations

The following discussion compares the operating results of the Company for the three month and six month periods ended July 2, 1994 with the operating results for the three and six months ended July 3, 1993. As announced in March 1994, the Company determined to retain and continue to operate its Children's Apparel Group (formerly referred to as the Obion Denton Division). Consequently, the Company's financial statements include the results of operations of that division in the results of operations for the three month and six month periods ended July 2, 1994. Operating results for the three and six months ended July 3, 1993 (which had reflected the Children's Apparel Group in discontinued operations) have been adjusted accordingly.

Second Quarter 1994 Compared to Second Quarter 1993

For the second quarter of 1994, net sales amounted to $89.3 million, a 4.0% increase over the net sales of $85.9 million in the comparable 1993 quarter. The increase in net sales was attributable primarily to increased sales of men's slacks by the Thomson Division and sales by Manhattan Sportswear, a division which did not start shipping until the third quarter of 1993. These improvements more than offset the reduced sales of the Company's denim-based products and dress shirts.

Gross profit as a percentage of net sales decreased to 21.5% ($19.2 million) in the second quarter of 1994 from 23.9% of net sales ($20.5 million) in the comparable 1993 quarter. The reduction in gross profit versus the prior year was primarily the result of (i) continuing price pressure in the Company's dress shirt businesses, as well as start-up costs relating to the manufacture of wrinkle free dress shirts, and (ii) the effects in 1994 of weak sales of Perry Ellis sportswear at retail in late 1993 and late deliveries of Spring 1994 imported linen-based sportswear. The negative impact of these items was partially reduced by increased profitability of the Company's Children's Apparel and Thomson Divisions.


Selling, general and administrative expenses for the second quarter of 1994 amounted to $19.3 million (21.6% of net sales) as compared to the second quarter of 1993, when such expenses amounted $18.8 million (21.8% of net sales).

Royalty income (net of related expenses) for the second quarter of 1994 was $1.4 million, as compared to $1.7 million in the second quarter of 1993.

There were no bankruptcy administration expenses for the second quarter of 1994, compared with $2.7 million incurred in the comparable 1993 period.

For the second quarter of 1994, income from operations (before net interest expense of $4.0 million) was $1.3 million, or 1.4% of net sales. For the second quarter of 1993, income from operations (before bankruptcy administration expenses of $2.7 million and net interest expense of $1.0 million) was $3.4 million, or 4.0% of net sales.

The shortfall in income from operations versus prior year was primarily the result of the reduction in gross profit described above.

Net interest expense for the second quarter of 1994 amounted to $4.0 million as compared to $1.0 million in the prior year's second quarter. During the second quarter of 1993, Salant was operating under chapter 11 of the Bankruptcy Code and accordingly, was not accruing interest on its prepetition debt.

Net loss for the 1994 second quarter was $2.7 million compared with a net loss of $488 thousand for the second quarter of 1993. Net loss per share was $0.18 (based on a weighted average of 14,988,000 shares outstanding) in the second quarter of 1994, compared to a net loss per share of $0.14 (based on a weighted average of 3,464,000 shares outstanding) in the second quarter of 1993.

Year to Date 1994 Compared to Year to Date 1993

For the six months ended July 2, 1994, the Company reported net sales of $180.7 million, compared to net sales of $181.0 million for the six months ended July 3, 1993.

Gross profit as a percentage of net sales decreased to 23.1% ($41.8 million) for the six months ended July 2, 1994 from 23.5% of net sales ($42.6 million) in the comparable 1993 period. The decrease in gross profit as a percentage of net sales was primarily the result of the same factors as indicated for the second quarter.

Selling, general and administrative expenses for the first six months of 1994 amounted to $38.8 million (21.5% of net sales), as compared to the comparable 1993 period, when such expenses amounted to $38.6 million (21.3% of net sales).

Royalty income (net of related expenses) for the first six months of 1994 was $2.9 million, as compared to $3.4 million in the comparable 1993 period.

There were no bankruptcy administration expenses for the six months ended July 2, 1994, compared with $5.5 million incurred in the comparable 1993 period.

For the first six months of 1994, income from operations (before net interest expense of $7.3 million) was $5.8 million, or 3.2% of net sales, compared to income from operations (before bankruptcy administration expenses of $5.5 million and net interest expense of $1.8 million) of $7.4 million, or 4.1% of net sales, in the first six months of 1993. The decline in income from operations for the six months is primarily the result of the same factors as indicated for the second quarter.

Net interest expense for the first half of 1994 amounted to $7.3 million as compared to $1.8 million in the first half of 1993. During the first half of 1993, Salant was operating under Chapter 11 of the Bankruptcy Code and accordingly, was not accruing interest on its prepetition debt.

The net loss for the six months ended July 2, 1994 was $1.6 million compared with a net loss of $78 thousand for the first six months of 1993. The net loss per share was $0.11 (based on a weighted average of 14,902,000 shares outstanding) in the first half of 1994, compared to a net loss per share of $0.02 (based on a weighted average of 3,464,000 shares outstanding) in the first half of 1993.


Liquidity and Capital Resources

In September 1993, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $120 million (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (which prime rate was 7.25% at July 2, 1994). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of July 2, 1994, direct borrowings and letters of credit outstanding under the Agreement were $38.0 million and $40.2 million, respectively, and the Company had unused availability of $23.1 million. As of July 3, 1993, direct borrowings and letters of credit outstanding under the previous financing agreement were $27.8 million and $37.3 million, respectively and the unused availability amounted to $10.7 million. The average interest rate on borrowings under these financing agreements for the three months ended July 2, 1994 and July 3, 1993 was 6.9% and 7.4%, respectively.

In September 1993, the Company issued $111.9 million principal amount of 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes") in connection with the consummation of its plan of reorganization. In May 1994, the Company purchased and retired $3.6 million of its 10 1/2% Senior Secured Notes due December 31, 1998 in an open market transaction at a price below the principal amount thereof.

The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy tests relating to its ratio of total liabilities to stockholders' equity, fixed charge coverage, and maximum cumulative net loss. At July 2, 1994, the Company was in compliance with all covenants.

During the first six months of 1994, the Company's short term borrowings increased by $38.0 million. The primary reasons for the increased borrowings were (i) increases in accounts receivable of $3.6 million and inventories of $19.1 million which reflected the Company's normal seasonal pattern, (ii) cash payments aggregating $8.7 million in connection with the acquisition of JJ. Farmer and the GANT and SALTY DOG license agreements, and (iii) the payment of $3.5 million to purchase a portion of the Company's 10 1/2% Senior Secured Notes. During the first six months of 1993, the Company's short-term borrowings increased by $27.8 million.


On June 10, 1994, the Company acquired all the capital stock of JJ. Farmer Clothing Inc. (a Canadian corporation) and the assets of JJ. Farmer International Limited (a Hong Kong corporation) (collectively "JJ. Farmer") for $5.3 million in cash plus additional amounts based on future profitability. This acquisition is expected to advance the Company's stated strategy of increasing its penetration of the casual apparel market and to assist the Company in marketing its other brands in Canada.


In June 1994, the Company entered into various licensing agreements for dress shirts and men's accessories using the trademarks GANT and SALTY DOG.

The Company's business is seasonal in nature. As a result, the Company's working capital requirements increase significantly during the first three quarters of each year. Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement, will be adequate to meet its financing requirements for the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.
                        PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The annual meeting of the Company's shareholders was held on May 10, 1994.

      (b)  The shareholders approved the election of three
Directors for a three-year term expiring at the 1997 Annual
Meeting of the Company's shareholders, with the votes for such election as follows:

     Director                      For              Withheld
     Nicholas P. DiPaolo        11,709,504            10,009
     Harold Leppo               11,710,166             9,347
     Edward M. Yorke            11,710,166             9,347


      (c) The shareholders ratified the reappointment of Deloitte & Touche as the Company's independent accountants for the fiscal year 1994. The votes for the ratification were 11,712,657, the votes against the ratification were 4,109 and the votes abstained were 2,645.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended July 2, 1994.

                                 SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SALANT CORPORATION

                             /s/ R.P. Randall


Date:  August 12, 1994

                                   Richard P. Randall
                                        Senior Vice President,
                             Treasurer and Chief
                                        Financial Officer
                                        (Principal Financial
                                        Officer)