Form 10-Q
period 1994-10-01
SALANT CORP
filed 1994-11-14
CIK 86346

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 1, 1994.

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

As of November 2, 1994 there were outstanding 14,220,786 shares of the Common Stock of the registrant.


                            TABLE OF CONTENTS









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations.........
  Condensed Consolidated Balance Sheets...................
  Condensed Consolidated Statements of
  Cash Flow...............................................
  Notes to Condensed Consolidated Financial Statements....

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders.................................

Item 6.  Exhibits and Reports on Form 8-K.................

SIGNATURE.................................................

                      Salant Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Amounts in thousands except per share data)




                                 Three Months Ended      Nine Months Ended


                              October 1,October 2,October 1,   October 2,
                                   1994      1993      1994         1993

Net sales                     $ 126,919 $ 113,252 $ 307,580    $ 294,227
Cost of goods sold               96,830    84,810   235,718      223,176

Gross profit                     30,089    28,442    71,862       71,051

Selling, general and
 administrative expenses         21,198    19,809    60,029       58,388

Royalty income, net of
  related expenses                1,581     1,386     4,463        4,776
Bankruptcy administration
  expenses                            -     3,405        -         8,861

Income from operations before
 interest, taxes and
 extraordinary gain              10,472     6,614    16,296        8,578

Interest expense, net             4,318     2,090    11,658        3,874

Income before income taxes and
  extraordinary gain               6,154     4,524     4,638       4,704

Income taxes                          56        78       195         338

Net income before
 extraordinary gain                6,098     4,446     4,443       4,366

Extraordinary Gain(Notes 3 and 7)     -     24,707        63      24,707

Net income                       $ 6,098   $29,153    $4,506     $29,073

Earning per share:
Income per share before
 extraordinary gain           $    0.40   $   0.83   $  0.30   $    1.00

Extraordinary gain                  -         4.63       -          5.61

Income per share              $    0.40  $    5.46  $   0.30   $    6.61

Weighted average common stock
 and common stock equivalents
 outstanding (Note 1)            15,174     5,338    15,107        4,401


                See Notes to Condensed Consolidated Financial Statements


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)




                                   October 1,             October 2,
                                        1994   January 1,      1993
                                  (Unaudited)       1994 (Unaudited)

   ASSETS
   Current Assets:
   Cash and cash equivalents      $    1,700  $    2,157   $  1,781
   Accounts receivable, net           69,877      37,382     57,008
   Inventories                       125,918     104,513    115,013
   Prepaid expenses and
    other current assets               3,948       4,420      3,066

         Total Current Assets        201,443     148,472    176,868

Property, Plant and Equipment, net    27,698      27,493     30,493

Other Assets                          81,529      77,425     78,068


      Total Assets                $  310,670  $  253,390  $ 285,429

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Loans payable                  $   54,447   $     -    $  32,334
   Accounts payable                   29,712      21,777     20,900
   Accrued liabilities                15,476      22,056     23,490
   Reserve for business restructuring    612       2,038     15,351

Total Current Liabilities            100,247      45,871     92,075


Long Term Debt                       108,251     111,851    111,851
Deferred Liabilities                  18,282      16,766     16,607

Shareholders' Equity
   Common stock                       15,242      15,016     15,015
   Additional paid-in capital        107,017     106,726    106,723
   Deficit                           (35,955)    (40,461)   (55,096)
   Excess of additional pension
     liability over unrecognized
     prior service cost adjustment      (986)       (986)      (353)
   Accumulated foreign currency
            translation adjustment       186         221        221
   Less - treasury stock, at cost     (1,614)     (1,614)    (1,614)

Total Shareholders' Equity            83,890      78,902     64,896


Total Liabilities and
      Shareholders' Equity         $  310,670   $ 253,390 $ 285,429



     See Notes to Condensed Consolidated Financial Statements


                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)





                                               Nine Months Ended

                                          October 1,   October 2,
                                               1994         1993



Cash Flows from Operating Activities:
Net income before extraordinary gain      $   4,443    $   4,366

Adjustments to reconcile income from operations
  to net cash used in operating activities:
    Depreciation                              3,902        4,183
    Amortization of intangibles               1,959        1,848
    Change in assets and liabilities before
      acquisitions:
       Accounts receivable                  (32,495)     (18,109)
       Inventories                          (17,919)      (9,866)
       Prepaid expenses and other
            current assets                    1,018          855
       Other assets                             (89)          25
       Accounts payable                       7,935       (1,315)
       Accrued liabilities and reserve for
        business restructuring               (7,891)       4,971
       Deferred liabilities                     (69)         479

Net cash used in operating activities       (39,206)     (12,563)

Cash Flows from Investing Activities:
Capital expenditures, net                    (3,858)      (5,810)
Acquisitions                                 (9,094)           -
Proceeds from sale of assets                    274          152

Net cash used in investing activities       (12,678)      (5,658)

Cash Flows from Financing Activities:
Net short-term borrowings                    54,447       32,334
Repayment of pre-petition secured debt           -       (15,097)
Repurchase of long-term debt                 (3,537)          -
Exercise of stock options                       517           64

Net cash provided by financing activities    51,427       17,301

Net decrease in cash and cash equivalents      (457)        (920)

Cash and cash equivalents-beginning of year   2,157        2,701

Cash and cash equivalents-end of
     third quarter                        $   1,700     $  1,781


           See Notes to Condensed Consolidated Financial Statements.
                     Salant Corporation and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)







                                               Nine Months Ended

Supplemental disclosures of cash flow
 information:

                                          October 1,   October 2,
                                               1994         1993



Cash paid during the year for:
    Interest                              $  14,661    $   3,520

    Income taxes                          $     152    $     141



Reorganization items:
Conversion of accrued liabilities and liabilities
 deferred pursuant to chapter 11 cases                 $   9,492

Issuance of long term debt and common stock
 pursuant to plan of reorganization                    $ 212,079




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

The results of operations for the three and nine months ended October 1, 1994 and October 2, 1993 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications were made to the 1993 unaudited Condensed Consolidated Financial Statements to conform with the 1994 presentation.

Income per share is based on the weighted average number of common shares (including shares to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding during the three and nine months ended October 1, 1994 and October 2, 1993.

Note 2.   Consummation of the Plan of Reorganization

On July 30, 1993, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills, Inc. (the "Plan"). Salant consummated the Plan on September 20, 1993. Upon consummation, the Company made cash payments of $5,753, issued $111,851 of new 10-1/2% senior secured notes and issued 1.5 million shares of common stock in settlement of certain undisputed claims in the chapter 11 proceeding.

Note 3.   Extraordinary Gain

In September 1993, the Company recorded an extraordinary gain of $24,707 consisting of (i) an extraordinary gain of $45,974 from the settlement and anticipated settlement of claims arising from the chapter 11 proceeding for less than their full amount and (ii) an extraordinary loss of $21,267 arising from the settlement of accrued interest and fees in respect of the Company's secured bank debt during the pendency of the Company's chapter 11 cases.


Note 4.  Discontinued Operations Subsequently Retained

In March 1993, the Company adopted a formal plan to restructure and sell the Salant Children's Apparel Group. Consequently, the division was accounted for as a discontinued operation for fiscal 1992 and the first three quarters of fiscal 1993. In March 1994, the Company concluded that the value of the division would be maximized by retaining the Salant Children's Apparel Group as part of its continuing operations. As a result, the assets, liabilities and results of operations of the Salant Children's Apparel Group for all periods have been presented as part of continuing operations.

The following is a summary of certain selected financial data for the Salant Children's Apparel Group during the prior year period in which it was reported as a discontinued operation.


                          as of October 2, 1993


     Total assets                 $ 31,874
     Total liabilities              17,229

                                 Quarter Ended
                                October 2, 1993
     Net sales                    $ 21,843
     Operating income                1,725


Note 5.  Inventories


                        October 1,     January 1,   October 2,
                             1994           1994         1993


Finished goods......    $  77,298      $  60,686    $  70,792
Work-in-process.....       26,924         27,661       26,211
Raw materials and
       supplies....        21,696         16,166       18,010

                        $ 125,918      $ 104,513    $ 115,013


Note 6.  Long Term Debt

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

Results of Operations

The following discussion compares the operating results of the Company for the three and nine months ended October 1, 1994 with the operating results for the three and nine months ended October 2, 1993. As announced in March 1994, the Company determined to retain and continue to operate its Children's Apparel Group. Consequently, the Company's financial statements include the results of operations of that division in the results of operations for the three and nine months ended October 1, 1994. Operating results for the three and nine months ended October 2, 1993 (which had reflected the Children's Apparel Group in discontinued operations) have been adjusted accordingly.


                                           (dollars in millions)
                      Three months ended          Nine months ended
                    October 1,   October 2,     October 1,  October 2,
                       1994         1993           1994        1993


Net sales             $126.9     $113.3       $307.6    $294.2
Gross profit            30.1       28.4         71.9      71.1
Gross margin percentage 23.7%      25.1%        23.4%     24.1%
EBITDA (a)            $ 12.5     $ 11.8       $ 22.2    $ 23.5


(a) Earnings before interest, taxes, depreciation, amortization, bankruptcy administration expenses and extraordinary gain.

Third Quarter 1994 Compared to Third Quarter 1993

For the third quarter of 1994, net sales amounted to $126.9 million, a 12.1% increase over net sales of $113.3 million in the comparable 1993 quarter. The increase was realized in men's sportswear, dress shirts and slacks. Approximately one third of the increase in net sales related to JJ. Farmer sportswear (a label acquired in June 1994).

Gross profit as a percentage of net sales decreased to 23.7% ($30.1 million) in the third quarter of 1994 from 25.1% of net sales ($28.4 million) in the comparable 1993 quarter. The reduction in gross profit as a percentage of net sales was incurred primarily in men's sportswear, neckwear and dress shirts and in denim-based products. The cause of the reduction was (a) continuing pressure on selling prices, (b) a change in mix to lower priced sportswear, which carries a lower gross profit margin, as a result of the introduction of Manhattan Sportswear late in the third quarter of 1993, and (c) certain cost increases related to wrinkle-free dress shirts.

For the third quarter of 1994, income from operations (before net interest expense of $4.3 million) was $10.5 million, or 8.3% of net sales. For the third quarter of 1993, income from operations (before an extraordinary gain of $24.7 million, bankruptcy administration expenses of $3.4 million and net interest expense of $2.1 million) was $10.0 million, or 8.8% of net sales. Income from operations as a percentage of net sales was lower in 1994 primarily as the result of continuing gross margin pressures in men's sportswear, denim-based products and men's dress shirts.

Net interest expense for the third quarter of 1994 amounted to $4.3 million as compared to $2.1 million in the prior year's third quarter. Until September 20, 1993, Salant was operating under chapter 11 of the Bankruptcy Code and accordingly, was not accruing interest on its prepetition debt.

Net income for the 1994 third quarter was $6.1 million, compared with net income of $4.4 million (exclusive of the $24.7 million extraordinary gain related to the Company's emergence from bankruptcy) for the third quarter of 1993. The 37% increase in net income (exclusive of the extraordinary gain) was due to an increase in net sales as well as the absence of bankruptcy administration expenses in 1994, as offset by the increase in interest expense.

Net income per share for the third quarter of 1994 was $0.40 (based on a weighted average of 15,174,000 common shares and share equivalents outstanding) compared to net income per share of $5.46 (based on a weighted average of 5,338,000 common shares and share equivalents outstanding) for the third quarter of 1993, which included the extraordinary gain of $4.63 per share. The increase in the number of shares outstanding is primarily attributable to the issuance of shares of common stock in connection with Salant's emergence from bankruptcy in 1993.

Year to Date 1994 Compared to Year to Date 1993

For the nine months ended October 1, 1994, net sales were $307.6 million, an increase of 4.5% over the net sales of $294.2 million in the comparable 1993 period.

Gross profit as a percentage of net sales decreased to 23.4% ($71.9 million) for the nine months ended October 1, 1994 from 24.1% of net sales ($71.1 million) in the comparable 1993 period. The decline in gross profit percentage for the nine months is primarily the result of the same factors as the third quarter of 1994.

For the first nine months of 1994, income from operations (before net interest expense of $11.7 million) was $16.3 million, or 5.3% of net sales, compared to income from operations (before the extraordinary gain of $24.7 million, bankruptcy administration expenses of $8.9 million and net interest expense of $3.9 million) of $17.4 million, or 5.9% of net sales, in the first nine months of 1993. Income from operations for the nine months was lower primarily due to (a) reduced gross margins resulting from continuing selling price pressures in dress shirts as well as start-up costs relating to the manufacture of wrinkle free shirts and (b) continuing weaker margins of Perry Ellis sportswear. Current retail sales of Perry Ellis sportswear and slacks are strong.

Net interest expense for the first nine months of 1994 amounted to $11.7 million as compared to $3.9 million in the first nine months of 1993. Until September 20, 1993, Salant was operating under chapter 11 of the Bankruptcy Code and, accordingly, was not accruing interest on its prepetition debt.

Net income for the first nine months of 1994 was $4.5 million compared with net income of $4.4 million (exclusive of the $24.7 million extraordinary gain related to the Company's emergence from bankruptcy) in the first nine months of 1993.

Net income per share for the first nine months of 1994 was $0.30 (based on a weighted average of 15,107,000 common shares and share equivalents outstanding), compared to net income per share of $6.61 (based on a weighted average of 4,401,000 common shares and share equivalents outstanding) in the first nine months of 1993, which included the extraordinary gain of $5.61 per share.

Liquidity and Capital Resources

In September 1993, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $120 million (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (which prime rate was 7.75% at October 1, 1994). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of October 1, 1994, direct borrowings and letters of credit outstanding under the Agreement were $54.4 million and $38.9 million, respectively, and the Company had unused availability of $3.7 million. As of October 2, 1993, direct borrowings and letters of credit outstanding under the Credit Agreement were $32.3 million and $34.7 million, respectively, and the unused availability amounted to $7.0 million. The average interest rate on borrowings for the three months ended October 1, 1994 and October 2, 1993 was 7.9% and 6.9%, respectively. The average interest rate on borrowings for the nine months ended October 1, 1994 and October 2, 1993 was 7.4% and 7.2%, respectively.

In September 1993, the Company issued $111.9 million principal amount of 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes") in connection with the consummation of its plan of reorganization. In May 1994, the Company purchased and retired $3.6 million of the Secured Notes in an open market transaction at a price below the principal amount thereof.

The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy tests relating to its ratio of total liabilities to stockholders' equity, fixed charge coverage, and maximum cumulative net loss. At October 1, 1994, the Company was in compliance with all covenants.

During the first nine months of 1994, the Company's short term borrowings increased by $54.4 million as compared to an increase of $32.3 million during the comparable 1993 period. Short term borrowings normally rise during the first nine months of the year, reflecting the seasonal patterns of the Company's business. The increase in 1994 over 1993 was primarily the result of a larger increase in accounts receivable of $14.4 million due to substantially higher sales in September 1994, cash payments aggregating $9.1 million in connection with the acquisitions of the JJ. Farmer business and the GANT and SALTY DOG license agreements, a larger increase in inventories of $8.1 million in anticipation of higher sales in the 1994 fourth quarter, and the purchase and retirement of $3.6 million principal amount of the Secured Notes.

The Company's business is seasonal in nature. As a result, the Company's working capital requirements increase significantly during the first three quarters of each year. Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement. The Company believes that the Credit Agreement, together with the Company's cash flow from operations, will provide sufficient funds to satisfy its anticipated financing requirements into the second quarter of 1995. In anticipation of increased sales growth in 1995, including that resulting from the acquisition of the JJ. Farmer business and the licensing of the GANT and SALTY DOG trademarks, the Company projects the need to borrow funds during certain periods of 1995 in excess of the current $120 million limitation under the Credit Agreement. The Company has sufficient assets available under the asset based borrowing formula of the Credit Agreement to provide it with sufficient funds to support its planned growth in 1995, however its needs are projected to exceed the maximum borrowing limitation that currently exists under the Credit Agreement. Accordingly, the Company has commenced discussions with CIT to increase the maximum borrowing limitation under the Credit Agreement. The Company believes that either the maximum borrowing limitation under the Credit Agreement will be increased by CIT or that the Company will be able to obtain alternative financing on a timely basis, sufficient to support its planned growth in 1995. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement and/or other financing agreements, will be adequate to meet its financing requirements for the growth it anticipates in the next twelve months. There can be no assurance, however, that the Company will be able to obtain such additional or alternative financing or that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash
flow.                        PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended October 1, 1994.

Exhibits

Number        Description

10.45 Letter Agreement, dated as of August 24, 1994, between Salant Corporation ("Salant") and the CIT Group/Commercial Services, Inc. ("CIT") amending the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993 between Salant and CIT.

10.46 Letter Agreement, dated as of October 18, 1994, between Salant Corporation and Herbert Aronson, amending his employment agreement dated December
              31, 1990.

10.47 Letter Agreement, dated as of October 25, 1994, between Salant Corporation and Richard Randall, amending his employment agreement dated July 30, 1993.
                                SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SALANT CORPORATION




Date: November 11, 1994      /s/Richard P. Randall

                                Richard P. Randall
                             Senior Vice President
                             and Chief Financial Officer
                             (Principal Financial
                              Officer)