Form 10-K
SALANT CORP
filed 1995-03-24
CIK 86346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994

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

Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 ofRegulation S-K (Section 229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.


     As of March 16, 1995 there were outstanding 14,480,092 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on the New York Stock Exchange on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $31,011,121. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation relating to the 1995 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                             TABLE OF CONTENTS



PART I

     Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . .
     Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . .
     Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .
     Item  4.  Submission of Matters to a Vote of
                 Security Holders. . . . . . . . . . . . . . . . . . . . . .

PART II

     Item  5.  Market for Registrant's Common Equity and
                 Related Shareholder Matters . . . . . . . . . . . . . . . .
     Item  6.  Selected Financial Data . . . . . . . . . . . . . . . . . . .
     Item  7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . .
     Item  8.  Financial Statements and Supplementary Data . . . . . . . . .
     Item  9.  Disagreements on Accounting and Financial
                 Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .

PART III

     Item 10.  Directors and Executive Officers of the Registrant. . . . . .
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .
     Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . . . .
     Item 13.  Certain Relationships and Related Transactions. . . . . . . .

PART IV

     Item 14.  Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                   PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant") designs, manufactures, imports and markets to retailers throughout the United States a wide range of men's, as well as women's junior and children's, apparel and accessories, principally under internationally recognized brand names owned by the Company or licensed from others. (As used herein, the "Company" includes Salant and its subsidiaries, but excludes Salant's Vera Scarf Division.)

The Company's products are sold through major department and specialty stores, major discounters and mass volume retailers. Approximately 12% of the Company's sales in the fiscal year ended December 31, 1994 were to Federated Department Stores, Inc. ("Federated"), which includes all 1994 sales to Macy's Department Stores ("Macy's"), which was acquired by Federated in 1994. In 1993, sales to a combined Federated/Macy's would have represented approximately 10% of the Company's sales. No other customer accounted for more than 10% of the Company's net sales during fiscal 1994. In addition, the Company receives royalty income from the licensing of certain of its owned trademarks and designs to other manufacturers. The Company also operates a chain of factory outlet stores, at which it sells its own products and those of other apparel manufacturers.

Salant, which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919.

Vera Scarf Division - Discontinued Operation. In February 1995, the Company discontinued its Vera Scarf Division, which imported and marketed women's scarves under (i) the Company-owned trademarks VERA and ACUTE, (ii) trademarks licensed to the Company, including PERRY ELLIS, and (iii) retailers' private labels. The Company intends to close the Vera Scarf Division by June 1995. The financial statements of the Company included in this report treat the Vera Scarf Division as a discontinued operation.

Principal Product Lines. The following table sets forth, for fiscal years 1994 through 1992, the percentage of the Company's total sales contributed by each category of product:




                                                             Fiscal Year
                                         1994     1993     1992


Men's Apparel and Accessories             86%      83%      81%
Women's Junior Apparel and Accessories     6%       7%      10%
Children's Apparel and Accessories         8%      10%       9%


The markets in which the Company operates are highly competitive.
The Company competes primarily on the basis of brand recognition, quality, fashion, price and customer service.

A significant factor in the marketing of the Company's products is the consumer perception of the trademark or brand name under which those products are marketed. Approximately 80% of the Company's net sales for 1994 was attributable to products sold under designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels. The following table lists the principal trademarks under which the Company's products are sold and the product lines associated with those trademarks. Trademarks used under license are indicated with an asterisk; all other listed trademarks are owned by the Company.


Trademark                                  Product Lines


THE BEATLES* . . . . . . . . . . . .  Men's neckwear and
                                      suspenders
DISNEY Characters* . . . . . . . . .  Children's sleepwear
DR. DENTON . . . . . . . . . . . . .  Children's sleepwear
GANT*. . . . . . . . . . . . . . . .  Men's dress shirts,
                                      neckwear, belts and
                                      suspenders
JJ. FARMER . . . . . . . . . . . . .  Men's and women's sportswear
JOE BOXER* . . . . . . . . . . . . .  Children's boxer shorts, t-
                                      shirts, pajamas, loungewear
                                      and long underwear
JOHN HENRY . . . . . . . . . . . . .  Men's dress shirts,
                                      neckwear, belts and
                                      suspenders; men's and boys'
                                      jeans
LIBERTY OF LONDON* . . . . . . . . .  Men's dress shirts,
                                      neckwear, belts and
                                      suspenders
MADE IN THE SHADE. . . . . . . . . .  Women's junior sportswear
MANHATTAN. . . . . . . . . . . . . .  Men's dress shirts and sportswear
NINO CERRUTI*. . . . . . . . . . . .  Men's dress shirts and neckwear
OSH KOSH B'GOSH* . . . . . . . . . .  Children's sleepwear
PEANUTS* . . . . . . . . . . . . . .  Men's dress shirts, neckwear and suspenders
PERRY ELLIS* . . . . . . . . . . . .  Men's sportswear, dress shirts, neckwear, belts and
                                      suspenders
PERRY ELLIS AMERICA* . . . . . . . .  Men's casual sportswear and jeans
PORTFOLIO BY PERRY ELLIS*. . . . . .  Men's dress slacks, dress shirts, neckwear, belts and
                                      suspenders
POWER RANGERS* . . . . . . . . . . .  Children's sleepwear
RON CHERESKIN* . . . . . . . . . . .  Men's dress shirts
SALTY DOG* . . . . . . . . . . . . .  Men's dress shirts,neckwear, belts and suspenders
SAVE THE CHILDREN* . . . . . . . . .  Men's neckwear and
                                      suspenders
THOMSON. . . . . . . . . . . . . . .  Men's casual and dress slacks and dress shirts
WORLD WILDLIFE FUND* . . . . . . . .  Men's casual slacks, shorts,
                                      t-shirts and sweaters,
                                      neckwear and suspenders


During fiscal 1994, approximately 26% of the Company's net sales was attributable to products sold under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks; these products are sold through leading department and specialty stores. Products sold under the MANHATTAN label accounted for approximately 12% of the Company's net sales during fiscal 1994; these products are marketed primarily through major mass volume retailers. Products sold under the JOHN HENRY label accounted for approximately 9% of the Company's net sales during fiscal 1994; these products are marketed primarily through department and specialty stores. Products sold under the THOMSON label accounted for approximately 8% of the Company's net sales during fiscal 1994; these products are sold primarily through department and specialty stores. No other line of products accounted for more than 5% of the Company's net sales during fiscal 1994.

Trademarks Owned by the Company and Related Licensing Income. The Company owns the DR. DENTON, JJ. FARMER, JOHN HENRY, LADY MANHATTAN, MADE IN THE SHADE, MANHATTAN and THOMSON trademarks, among others. All of the significant brand names owned by the Company have been registered or are pending registration with the United States Patent Office.

The Company has sought to capitalize on consumer recognition of and interest in its trademarks by licensing various of those trademarks to others. As of the end of 1994, licenses were outstanding to approximately 56 licensees to make or sell apparel products and accessories in the United States and in 29 other countries under the MANHATTAN, LADY MANHATTAN and JOHN HENRY trademarks, which produced royalty income, net of related expenses, of approximately $5.7 million in fiscal 1994. Products under license include men's ties, sweaters, socks, pajamas, outerwear, activewear, swimwear, underwear, sportcoats, sportshirts, slacks, scarves, sunglasses, leather accessories, hats and gloves, and women's blouses and tops, lingerie, skirts and pants.

Trademarks Licensed to the Company. The name Perry Ellis and related trademarks are licensed to the Company under a series of license agreements with Perry Ellis International, Inc. ("PEI"). The license agreements contain renewal options which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015 and the license agreement covering boys' sportswear expired on December 31, 1994. The Company is presently negotiating with PEI on extending the license agreement for certain categories of boyswear. The Company also has rights of first refusal worldwide for any new licenses granted by PEI for men's and children's apparel and accessories.

The Company is also a licensee of the trademarks THE BEATLES, GANT, LIBERTY OF LONDON, NINO CERRUTI, OSH KOSH B'GOSH, PEANUTS, RON
CHERESKIN, SALTY DOG, SAVE THE CHILDREN, WORLD WILDLIFE FUND, certain DISNEY characters, POWER RANGERS, and JOE BOXER for various categories of products, under license agreements expiring between 1995 and 2008.

The agreements under which the Company is licensed to use trademarks owned by others typically provide for royalties at varying percentages of net sales under the licensed trademark, subject to a minimum annual royalty payable irrespective of the level of net sales. The Company anticipates that it will be able to extend, if it so desires, the term of any material licenses when they expire.

Design and Manufacturing. With limited exceptions, products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions.

During fiscal 1994, approximately 32% of the products produced by the Company (measured in units) were manufactured in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 84% of its domestic-made products and 28% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers.

The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations, quotas and, in certain parts of the world, political instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocations could adversely affect the Company's operations.

As discussed in Item 2 - Properties, the Company has manufacturing facilities located in Mexico. The adoption of the North American Free Trade Agreement (NAFTA) has benefitted the Company by (i) reducing and/or eliminating United States Customs duties on merchandise manufactured in the Company's facilities in Mexico, (ii) eliminating quota levels on this merchandise, and (iii) eliminating restrictions on exporting merchandise from the United States for sale in both Mexico and Canada. Also, the recent devaluation of the Mexican peso against the U.S. dollar, will benefit the Company as a result of employees being paid in Mexican pesos which the Company purchases with U.S. dollars.

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. No single supplier accounted for more than 10% of Salant's raw material purchases during fiscal 1994.

Seasonality of Business. Although the Company typically introduces and withdraws various individual products throughout the year, the Company's principal products are organized into seasonal lines for resale at the retail level during the spring, fall and Christmas seasons. The Company's products are manufactured approximately one season in advance of the related retail selling season.

Backlog of Orders. The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to those of the Company. As of March 4, 1995, the Company's backlog of orders was approximately $141 million, 41% greater than the backlog of orders of approximately $100 million that existed as of March 5, 1994.

Employees. As of the end of fiscal 1994, the Company employed approximately 4,200 persons, of whom 3,500 were engaged in manufacturing and distribution operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's factory outlet stores. Certain manufacturing employees are covered by collective bargaining agreements with various unions, which are in effect and expire between August 31, 1996 and July 31, 1997. The Company believes that its relations with its employees are satisfactory.

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

Bankruptcy Court Cases. On June 27, 1990 (the "Filing Date"), Salant and its wholly owned subsidiary, Denton Mills, Inc. ("Denton Mills"), each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a separate voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (Case Nos. 90-B-12037 (CB) and 90-B-12038 (CB)) (the "Chapter 11 Cases"). The Company's other United States subsidiaries on the Filing Date did not seek relief under the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills (the "Plan"). The Plan was consummated on September 20, 1993 (the "Consummation Date"), as further described in Item 3. "Legal Proceedings" and in Note 18 to the financial statements.

Salant Children's Apparel Group (Obion Denton Division) - Discontinued Operation Subsequently Retained. On March 10, 1993, the Company determined to restructure and sell its Children's Apparel division, which manufactures and markets children's sleepwear. As a consequence, the division was accounted for as a discontinued operation in the Company's financial statements for fiscal 1992 and the first three quarters of fiscal 1993. During 1993, the Company effected a comprehensive restructuring of the division's operations involving (i) the discontinuation of certain product lines which had historically produced inadequate gross profit margins, (ii) the elimination of the resulting excess manufacturing capacity and
(iii) the reduction of the overhead costs of the restructured business. In March 1994, the Company concluded that the value of the division would be maximized by retaining and continuing to operate the division. The financial statements of the Company for all periods included in this report have been reclassified to treat the Salant Children's Apparel Group as a continuing operation.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of six domestic manufacturing facilities located in Alabama, Georgia (2), New York, Tennessee and Texas, three manufacturing facilities located in Mexico, and five distribution centers located in Georgia, New York, South Carolina and Texas (2). The Company owns approximately 1,279,000 square feet of space devoted to manufacturing and distribution and leases approximately 434,000 square feet of such space. The Company owns approximately 34,000 square feet of combined office, design and showroom space and leases approximately 178,000 square feet of such space. As of the end of 1994, the Company operated 69 factory outlet stores, comprising approximately 200,000 square feet of selling space, all of which are leased.

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

The Plan was consummated on September 20, 1993. From that date through December 31, 1994 (approximately 15 months), the Company made cash payments of $8.5 million, issued $111.9 million of new 10-1/2% senior secured notes, and issued 10.5 million shares of common stock in settlement of certain undisputed and disputed claims in the chapter 11 proceedings. Salant anticipates that an additional $8.0 million in cash and an additional 789 thousand shares of common stock ultimately will be distributed in connection with the resolution of all remaining claims. Provisions for such distributions had previously been made in the consolidated financial statements for the year ended January 1, 1994.

The process of resolving claims is continuing and, pursuant to the Plan, remains under the jurisdiction of the Bankruptcy Court.

Significant Disputed Claims.

     (i) IRS Claim. As previously disclosed, by proof of claim, as amended, the Internal Revenue Service of the United States of America (the "IRS") had asserted a claim (the "IRS Claim") against Salant in the Chapter 11 Cases of approximately $5.2 million. The IRS Claim included approximately $3.2 million of Excise Taxes, as discussed in section (ii) below; pursuant to an interim agreement and formal written agreement, which is subject to Bankruptcy Court approval, Salant will pay $100,000 to the IRS in full settlement of the Excise Tax claims. The balance of the IRS Claim sought the payment of (a) income taxes that are claimed to be owing for prior tax periods; (b) withholding and FICA taxes for the tax period ending March 31, 1990;
(c) interest and penalties with respect to those taxes; and (d) FUTA taxes for the period from January 1 through June 27, 1990. Salant has reached a tentative agreement with the IRS relating to such non-Excise related taxes: the implementation of this settlement is pending. The Company has provided reserves for amounts which it deems to be appropriate for these claims and believes that this settlement will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     (ii) Minimum Funding Contributions for Salant's Pension Plans. As discussed in section (i) above, the IRS filed a proof of claim, as amended, in the amount of approximately $5.2 million, of which approximately $3.2 million was in respect of Excise Taxes and associated interest and penalties as a result of Salant's inability to make certain contributions to its pension plans by reason of the limitations on the payment of pre-petition debt that are imposed under the Bankruptcy Code.

Salant and the IRS reached an interim agreement with respect to the settlement of the Excise Tax claims which was read into the record on July 30, 1993 at a hearing before the Bankruptcy Court concerning the confirmation of the Plan. The interim agreement provides that its terms would be set forth in detail in a formal written agreement between Salant and the IRS, which formal written agreement has been executed but which is still subject to Bankruptcy Court approval. The basic terms of the agreement are that Salant will amortize the accumulated funding deficiencies in the Retirement Plan and Pension Plan with payments as follows: (1) $700,000 on the Consummation Date (which was paid on September 15, 1993); (2) $750,000 on February 28, 1994 (which was paid on that date); (3) $550,000 on February 28, 1995 (which was paid on that date); and (4) a cash payment on each anniversary of the Consummation Date during the years 1995 through and including 2000 equal to the remainder of the aggregate funding deficiency (after giving effect to the payments provided in (1)-(3) above) divided by six, together with interest accruing on the outstanding balance from the Consummation Date. Upon the effective date of the formal written agreement, Salant will pay the IRS $100,000 in full settlement of the Excise Tax claims.

     (iii) Equity Committee Appeal. As previously disclosed, on August 6, 1993, the Official Committee of Equity Security Holders of Salant (the "Equity Committee") filed a notice of appeal in the United States District Court for the Southern District of New York. The Equity Committee appealed the portion of the Plan relating to the payment of certain compensation to Salant's Chief Executive Officer, Nicholas DiPaolo, which compensation became payable upon consummation of the Plan, but did not seek to overturn the confirmation of the Plan. On November 12, 1993, Salant moved to dismiss the appeal on the grounds that the Equity Committee lacks standing and mootness. By opinion and order dated December 14, 1994, Salant's motion was granted (on the grounds that the Equity Committee lacked standing) and the Equity Committee's appeal was dismissed.

(b) ILGWU National Retirement Fund. The ILGWU National Retirement Fund (the "Fund") filed claims in the Chapter 11 Cases against both Salant and Denton based on both Debtors' withdrawal liability. The agreed amount of the total claim is $1.7 million, which in accordance with the terms of the Plan is to be paid in common stock of Salant. There is currently an ongoing dispute in the Bankruptcy Court concerning the proper valuation of the common stock of Salant, and consequently the amount of such stock necessary to pay the Fund's total claim.

Additionally, on February 2, 1995, the Fund and two of its trustees commenced a civil action in the United States District Court for the Southern District of New York against seven subsidiaries of Salant, ILGWU National Retirement Fund et al. v. Clantexport Inc. et al., No. 95 Civ. 0722 (DAB). Named as defendants were Clantexport Inc., Sea Isle Sportswear Inc., Frost Bros. Enterprises, Inc., Vera Linen Mfg., Inc., Vera Licensing Inc., Manhattan Industries, Inc. (Delaware), and Manhattan Industries, Inc. (New York). The complaint alleges, in substance, that the defendants, as wholly owned subsidiaries of Salant, were under common control with Salant within the meaning of ERISA and applicable regulations, and thus that they are jointly and severally liable for the withdrawal liability described above. The plaintiffs seek damages in the amount of $1,715,524, plus interest, liquidated damages and attorneys' fees, allegedly as authorized under 29 U.S.C. section 1132(g), reduced by any amounts received under the Plan.

(c) Securities Litigation. As previously disclosed, on November 27, 1990, Mae Fischer ("Fischer"), an alleged purchaser of Salant's 13-1/4% Senior Subordinated Debentures due June 15, 1999 (the "Debentures"), instituted a purported class action suit in the United States District Court for the Southern District of New York, claiming that certain directors and officers of Salant violated the federal securities laws by issuing favorable public statements concerning the future profitability of Salant, which Fischer claims artificially inflated the market price of the Debentures between October 1988 and June 1990. Pursuant to Salant's bylaws, Salant is obligated to indemnify its directors and officers against expenses and any judgments or settlements entered against them in actions in which they are sued in their capacity as directors or officers. Salant was not named as a defendant in the suit, Fischer v. Tynan, et al., 90 Civ. 7587 (LBS), due to the pendency of the Chapter 11 Cases.

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

On June 16, 1993, defendants' motion to dismiss the amended complaint was granted and Fischer's motion for class certification was dismissed. On July 16, 1993, Fischer filed a notice of appeal from the June 16, 1993 order with the United States Court of Appeals for the Second Circuit. During the pendency of the appeal, the defendants and Fischer reached an agreement to settle both the Fischer Claim and the appeal. Pursuant to the terms and conditions of the stipulation of settlement, Salant will issue and distribute a number of shares of Salant Common Stock, not to exceed 11,000 shares in the aggregate, to certain purchasers of the Debentures who sold at a loss during a circumscribed period. In addition, Fischer's counsel will receive $150,000 for their fees and expenses pursuant to the settlement. The stipulation of settlement, which provides for preliminary approval of the settlement, notice to class members of the settlement, and a hearing for final approval, was signed by the Bankruptcy Court on February 27, 1995. Upon final approval by the Bankruptcy Court, the Fischer appeal and the Fischer Claim will be deemed withdrawn with prejudice.

(d) Other. The Company is a defendant in several other legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions will not have a material adverse effect on Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1994, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

Salant's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the ticker symbol SLT.

The high and low sale prices per share of Common Stock (based upon the NYSE composite tape as reported in published financial sources) for each fiscal quarter for the 1994 and 1993 fiscal years are set forth below. The Company did not declare or pay any dividends during such fiscal years. Both (i) the indenture governing Salant's 10-1/2% Senior Secured Notes due December 31, 1998 (the "Senior Notes"), and
(ii) the revolving credit, factoring and security agreement, dated September 20, 1993 (the "Credit Agreement"), with the CIT Group/Commercial Services, Inc. require the satisfaction of certain net worth tests prior to the payment of any cash dividends by Salant. As of December 31, 1994, Salant was prohibited from paying cash dividends by the most restrictive of these provisions.


           High and Low Sale Prices Per Share of the Common Stock

          Fiscal Quarter        High                  Low


          1994
          Fourth             $ 6                    $ 4 3/8
          Third                7                      5
          Second               8 3/8                  6 1/8
          First                9 3/8                  6 3/4

          1993
          Fourth             $ 8 3/8                $ 6 1/8
          Third               11 3/8                  7 1/2
          Second              10 3/4                  7 7/8
          First                9 5/8                  8 1/4


On March 16, 1995, there were 1,209 holders of record of shares of Common Stock, and the closing market price was 3 7/8.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.


ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)


                                Dec. 31,    Jan. 1,           Jan. 2,               Dec. 28,   Dec. 29,
                                   1994      1994              1993                 1991       1990
                              (52 Weeks)  (52 Weeks)        (53 Weeks)             (52 Weeks)  (52 Weeks)


For The Year Ended:
  Continuing Operations:
    Net sales                 $ 419,285       $  402,098       $ 411,021            $392,804  $403,617
    Income/(loss) from
      continuing operations       3,507            7,816          (4,687)            (17,731)  (42,328)
    Discontinued Operations:
      Loss from operations,
      net of income taxes        (9,639)            (589)         (1,299)             (1,378)   (1,544)
      Estimated loss on disposal,
      net of income taxes        (1,796)              -           (11,772)              -           -
      Reversal of estimated
      loss on disposal,
       net of income taxes           -              11,772             -                 -          -
    Extraordinary gain               63             24,707             -                 -          -
    Net income/(loss)*            (7,865)           43,706        (17,758)             (19,109)  (43,872)
    Income/(loss) per share from continuing
     operations before
     extraordinary gain         $    0.23          $  1.10        $ (1.35)            $ (5.12)  $ (12.24)
    Income/(loss) per share from discontinued
     operations                    (0.76)             1.57          (3.78)              (0.40)     (0.44)
    Income per share from
     extraordinary gain               -               3.48             -                   -          -
    Net income/(loss) per share*   (0.53)             6.15          (5.13)              (5.52)     (12.68)
    Cash dividends per share          -                 -              -                    -         -


At Year End:
  Current assets                $ 177,735         $157,622       $ 160,146            $159,864     $160,873
  Total assets                    276,540          253,232         259,466             270,651      286,034
  Current liabiliti                81,487           45,713          55,093              38,091       25,483
  Long-term debt                  109,908          111,851              -                   -            -
  Deferred liabilities             13,479           16,766           2,462               5,833        5,835
  Liabilities deferred pursuant
          to chapter 11 cases           -              -           266,420             272,977      282,033
  Working capital                  96,248          111,909         105,053             121,773      135,390
  Current ratio                     2.2:1            3.4:1          2.9:1                4.2:1        6.3:1
  Shareholders' equity/
       (deficiency)             $  71,666         $ 78,902        $(64,509)          $(46,250)    $(27,317)
  Book value per share          $    4.78         $   5.34        $ (18.62)          $ (13.37)    $  (7.90)
  Number of shares outstanding     15,008           14,781           3,463               3,463        3,463



* Includes, for the fiscal year ended January 1, 1994, a provision of $5,500 (77 cents per share; tax benefit not available) for restructuring costs principally related to the costs incurred in connection with the closure of certain unprofitable operations, including (i) inventory markdowns associated with those product lines and (ii) fixed asset write-downs at closed locations; for the fiscal year ended January 2, 1993, (a) a provision of $4,824
     ($1.39 per share; tax benefit not available) for restructuring costs principally related to (i) the estimated costs to be incurred in connection with the closure of certain unprofitable operations, (ii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations, and (iii) the write-off of leasehold improvements, and buildings and equipment at closed locations, and (b) the write-off of certain intangible assets of $6,759 ($1.95 per share; tax benefit not available); for the fiscal year ended
     December 28, 1991, (a) a provision of $12,984 ($3.75 per share;
     tax benefit not available) for restructuring costs principally related to (i) the closure of certain women's wear operations,
     (ii) the closure of certain unprofitable retail factory outlet stores,
     (iii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations and (iv) an accrual for payment pursuant to a severance agreement with the previous chief executive officer of Salant, (b) the write-off of certain intangible and other assets of $6,587 ($1.90 per share; tax benefit not available) and (c) management fee income of $1,962 ($0.57 per share) as a result of a settlement of certain litigation; and for the fiscal year ended December 29, 1990, a provision of $10,822 ($3.13 per share;
     tax benefit not available) for restructuring costs principally related to (i) the closure of the garment dye finishing operations, (ii) discontinuance of a garment dye program and
     (iii) the closing of 23 unprofitable retail factory outlet stores, net of a reversal of $5,000 accrued for lease obligations which were rejected in the chapter 11 case.


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

Results of Operations

The following discussion compares the operating results of the Company for the fiscal year ended December 31, 1994 with the operating results for the fiscal years ended January 1, 1994 and January 2, 1993. In February 1995, the Company discontinued its Vera Scarf division. The financial statements included in this annual report treat the Vera Scarf division as a discontinued operation, the effect of which is to exclude the results of operations of the Vera Scarf division from the Company's results from continuing operations for each fiscal year presented. See "Notes to the Consolidated Financial Statements -- Note 3." As announced in March 1994, the Company determined to retain and continue to operate its Children's Apparel Group. Consequently, the Company's financial statements for all periods presented include the results of operations of that division.


                                              (dollars in millions)
                                     Twelve months ended
                              December 31,  January 1,   January 2,
                                 1994          1994         1993

Net sales                        $419.3       $402.1     $411.0
Gross profit                     $ 93.2       $ 98.1     $ 92.6
Gross margin percentage            22.2%        24.4%      22.5%
EBITDA (a)                       $ 27.0       $ 37.8     $ 31.9



(a) Earnings before interest, taxes, depreciation, amortization, restructuring costs, bankruptcy administration expenses, write-off of other assets, discontinued operations and extraordinary gain.


Fiscal 1994 Compared with Fiscal 1993

For the 1994 fiscal year, net sales amounted to $419.3 million, a 4.3% increase over net sales of $402.1 million in fiscal year 1993. The increase was attributable to significant sales increases in men's sportswear and slacks achieved by the Company's Perry Ellis, Thomson, Manhattan Apparel and JJ. Farmer divisions. Manhattan Apparel commenced shipping in September 1993, and JJ. Farmer is a label which was acquired in June 1994. These increases were partially offset by reductions in sales of denim-based products and men's accessories. Notwithstanding the popularity of the casualwear trend in offices which contributed to a slight decrease in the overall dress shirt market, the Company's dress shirt sales increased slightly in 1994 as compared to 1993. In 1994, the Company signed a new license agreement for dress shirts to be produced and sold under the GANT label. This label accounted for sales of $2.8 million in 1994.

Gross profit as a percentage of net sales decreased to 22.2% ($93.2 million) in 1994 from 24.4% ($98.1 million) in 1993. The reduction in gross profit as a percentage of net sales was incurred primarily in men's sportswear, neckwear and dress shirts and in denim-based products. The cause of the reduction was (a) continuing pressure on selling prices, (b) a change in the Company's mix to lower priced sportswear, which carries a lower gross profit margin, as a result of the introduction of Manhattan Sportswear late in the third quarter of 1993, and (c) certain cost increases related to wrinkle-free dress shirts.

Selling, general and administrative expenses for the 1994 fiscal year amounted to $79.5 million, or 19.0% of net sales, as compared to $74.8 million for the 1993 fiscal year, when such expenses represented 18.6% of net sales. The increase in S,G&A expenses was primarily attributable to (a) costs associated with new product lines; JJ. Farmer which was acquired in June 1994 and Manhattan Sportswear, which began shipping in September 1993, and (b) payroll and occupancy costs related to an increase in the number of factory outlet stores in operation in 1994.

Royalty income (net of related expenses) in fiscal 1994 was $5.7 million. During fiscal 1993, royalty income (net of related expenses) was $6.7 million. The decrease in royalty income is primarily a result of the termination of a license agreement in 1993, and the absence of the related licensing revenue in 1994.
The product for which royalties previously were received became the basis of the Company's Manhattan Sportswear Division, which commenced shipping in the third quarter of 1993. The license for this product had contributed income of $580 thousand in 1993.

Earnings before interest, taxes, depreciation, amortization, bankruptcy administration expenses, restructuring charges, discontinued operations and extraordinary gain ("EBITDA") was $27.0 million, compared to $37.8 million in 1993, a decrease of $10.8 million, as described above. The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA should not be considered as an alternative to (a) net earnings as an indicator of the Company's operating performance or (b) cash flow as an indicator of liquidity.

In fiscal year 1993, the Company recorded a $5.5 million provision for restructuring, which included $5.0 million related to the restructuring of the Salant Children's Apparel Group.

Net interest expense for 1994 amounted to $15.6 million as compared to $7.5 million in the prior year. Until September 20, 1993, Salant was operating under chapter 11 of the Bankruptcy Code and, accordingly, was not accruing interest on its prepetition debt.

Income from continuing operations before extraordinary gain was $3.5 million, or $0.23 per share, versus income from continuing operations of $7.8 million, or $1.10 per share, a year earlier. At the end of 1994, the Company had 14,954,000 weighted average shares outstanding versus 7,104,000 weighted average shares and share equivalents outstanding at the end of the prior year. The increase in the number of shares outstanding is related to the Company's emergence from bankruptcy in September 1993.

For the 1994 fiscal year, the Company recognized a charge of $11.4 million, or $0.76 per share (inclusive of approximately $300 thousand of losses incurred by the Vera Scarf Division in the first three quarters of 1994), reflecting the discontinuance of that division. The Vera Scarf Division had net sales of $5.1 million in the 1994 fiscal year.

For the 1993 fiscal year, the Company recognized an extraordinary gain of $24.7 million, or $3.48 per share, related to the Company's emergence from bankruptcy, a loss from discontinued operations of $589,000, or $0.08 per share, and a reversal of estimated loss on disposal of discontinued operations of $11.8 million, or $1.65 per share.

As a result of the above, the net loss for the 1994 fiscal year was $7.9 million, or $0.53 per share, compared with net income of $43.7 million, or $6.15 per share in 1993.

As of December 31, 1994, there were 14,218,000 shares of the Company's common stock outstanding, including 10,504,000 shares issued to creditors in connection with the Company's reorganization, consummated on September 20, 1993. The weighted average number of shares outstanding for the 1994 fiscal year was 14,954,000 shares, which treats as issued, as of such consummation date, 789,000 shares that the Company anticipates will be issued to creditors.

Inflation and Recent Legislation

Management believes that the rate of inflation over the past three years has not had a material impact on Salant's operating results.

The passage of the General Agreement on Trades and Tariffs (GATT) is anticipated to have a somewhat favorable impact on the Company's results of operations.

The adoption of the North American Free Trade Agreement (NAFTA) has benefitted the Company's business by (i) reducing and/or eliminating United States Customs duties on merchandise manufactured in the Company's facilities in Mexico, (ii) eliminating quota levels on this merchandise, and (iii) eliminating restrictions on exporting merchandise from the United States for sale in both Mexico and Canada. Also, the recent devaluation of the Mexican peso against the U.S. dollar, will benefit the Company as a result of employees being paid in Mexican pesos which the Company purchases with U.S. dollars.

Fiscal 1993 Compared with Fiscal 1992

For the 1993 fiscal year, net sales were $402.1 million, a 2% decrease from net sales of $411.0 million in 1992. Excluding the net sales of product lines which ceased operations prior to 1993, net sales for fiscal 1993 increased by 1.1%. The Company's sales of dress shirts in 1993 increased over 1992.

Gross profit in 1993 increased to $98.1 million, (24.4% of net sales) from $92.6 million, (22.5% of net sales) in 1992 as a result of increased gross profit margins in the men's Accessories Division (primarily neckwear), the Children's Apparel Group, the Stores division and the Thomson slacks division. These improvements more than offset reduced gross margins in the Company's dress shirt and denim based businesses.

The increased gross profit margin in the men's Accessories Division was largely a result of the outstanding consumer acceptance of the Company's novelty neckwear, produced under the PEANUTS, SAVE THE
CHILDREN, BEATLES and WORLD WILDLIFE FUND labels.

Selling, general and administrative expenses for the 1993 fiscal year amounted to $74.8 million, or 18.6% of net sales, a decrease of $800 thousand from the 1992 fiscal year, when such expenses represented 18.4% of net sales.

Earnings before interest, taxes, depreciation, amortization, bankruptcy administration expenses, restructuring charges and write-off of other assets ("EBITDA") was $37.8 million, compared to $31.9 million in 1992, an increase of 18%.

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

Net interest expense (interest expense less interest income) increased to $7.5 million in fiscal year 1993 from $3.0 million in fiscal year 1992 as a result of interest incurred subsequent to September 1993 on the Secured Notes issued pursuant to the Plan. Interest expense for 1994 and subsequent years will include approximately $11.7 million per annum related to the Secured Notes.

For the 1993 fiscal year, the Company reported income from continuing operations before extraordinary gain of $7.8 million, or $1.10 per share (based on a weighted average of 7,104,000 common shares outstanding), compared to a loss from continuing operations of $4.7 million, or $1.35 per share, (based on a weighted average of 3,460,000 common shares outstanding) for the 1992 fiscal year.

For the 1993 fiscal year, net income was $43.7 million, or $6.15 per share, compared to a net loss of $17.8 million, or $5.13 per share, in 1992. For the 1993 fiscal year, the Company recognized an extraordinary gain of $24.7 million, or $3.48 per share, relating to the Company's emergence from bankruptcy, a loss from discontinued operations of $589,000, or $0.08 per share, and a reversal of estimated loss on disposal of discontinued operations of $11.8 million, of $1.65 per share. The net loss for 1992 included the provision for the reserve of $11.8 million, or $3.40 per share, related to the estimated loss on the previously planned disposal of the Children's Apparel Group and a loss from discontinued operations of $1.3 million, or $0.38 per share.

As of January 1, 1994, there were 13,100,000 shares of the Company's common stock outstanding, including 9,612,000 shares issued to creditors in connection with the Company's reorganization, consummated on September 20, 1993. The weighted average number of shares outstanding for the 1993 fiscal year was 7,104,000 shares, which (i) treats as issued, as of such consummation date, 1,681,000 shares that the Company anticipates will be issued to creditors, and (ii) gives effect to 465,000 common share equivalents relating to outstanding stock options.

Liquidity and Capital Resources

In September 1993, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT"), as referenced in Exhibit 4.3 to this Form 10-K, to provide seasonal working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $120 million (subject to an asset based borrowing formula). Interest on direct borrowings was charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (the "Prime Rate")(which prime rate was 8.5% at December 31, 1994). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. At the end of fiscal 1994, direct borrowings and letters of credit outstanding under the Credit Agreement were $33.2 million and $50.5 million, respectively, and the Company had unused availability of $4.1 million. At the end of fiscal 1993, the Company had fully repaid its direct borrowings and held cash and marketable securities of $2.2 million. On that date the Company had approximately $37.3 million of letters of credit outstanding under the Credit Agreement and had unused availability of $31.1 million.

As previously disclosed in the Current Report on Form 8-K, dated March 2, 1995, on February 28, 1995, the Company entered into an agreement (the "Amendment") with CIT, as referenced in Exhibit
10.22 to this Form 10-K, amending the Credit Agreement. The Amendment provides for, among other things (i) an increase in the aggregate limitation (the "Maximum Credit") on direct borrowings and letters of credit from $120 million to a maximum of $135 million during certain periods of 1995 (subject to an asset based formula), (ii) an increase in the rate of advance of "Eligible Inventory" (as defined in the Credit Agreement) used to calculate the asset based formula from fifty percent to sixty percent during March, April, May and June 1995 together with an increase in the "Inventory Sublimit" (as defined in the Credit Agreement) from $60,000,000 to $70,000,000 during such months, (iii) an extension of the term of the Credit Agreement by one year ending on September 20, 1996, (iv) an increase in the interest rate on direct borrowing from an annual rate of one-half of one percent in excess of the Prime Rate to one percent in excess of the Prime Rate, (v) a modification of certain financial covenants contained in the Credit Agreement, and (vi) a continuation of certain factoring services by CIT.

Salant's business is seasonal in nature. As a result, Salant's working capital requirements increase significantly during the first three quarters of each year. As discussed in Salant's Quarterly Report on Form 10-Q for the period ended October 1, 1994, Salant anticipated the need to borrow funds during certain periods of 1995 in excess of the $120 million Maximum Credit limitation under the Credit Agreement, as a result of projected increased sales growth in 1995. The Amendment provides for, among other things, the borrowing capacity to support Salant's planned growth for 1995.

As a result of the loss incurred in the fourth quarter of 1994, as well as higher inventory levels that are necessary to support greater projected 1995 sales volume than had been anticipated, the Company's loan balance at the end of the 1994 fiscal year was higher than planned. Salant's requirement to borrow funds in excess of the $120 million Maximum Credit commenced one month earlier (in March 1995 rather than the second quarter of 1995), than previously expected. In addition, Salant required funds during certain periods in 1995 in excess of the asset based formula contained in the Credit Agreement, prior to the Amendment. The increase in the rate of advance on Eligible Inventory and the increase in the Inventory Sublimit contained in the Amendment provide Salant with sufficient borrowing capacity to support its projected needs in 1995 under the asset based formula set forth in the Credit Agreement. Although not currently anticipated based on its projected requirements for 1995, if Salant needs to borrow funds in excess of the asset based formula, the Credit Agreement provides for, in the sole discretion of CIT, up to $15 million in "Seasonal Overadvance" (as defined in the Credit Agreement). There can be no assurance, however, that CIT would agree to provide Salant with funds under the Seasonal Overadvance.

Pursuant to the Amendment, the Maximum Credit at the end of each month in 1995 is as follows:

   Month              Maximum Credit
                      (in millions)
   February                $120
   March                   $132
   April                   $135
   May                     $130
   June                    $130
   July                    $130
   August                  $132
   September               $128
   Thereafter              $120

The Amendment also provides for a modification of financial covenants relating to (i) working capital, (ii) stockholders' equity, (iii) liabilities to stockholders' equity ratio, (iv) fixed charge coverage ratio and (v) maximum loss. In the absence of the Amendment, Salant (i) would not have been able to satisfy the fixed charge coverage ratio for its 1994 fiscal year and (ii) may not have been able to meet the other four covenants described above for certain periods during 1995, commencing April 1995.


In September 1993, the Company issued $111.9 million principal amount of 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes") in connection with the consummation of its plan of reorganization, as referenced in Exhibit 4.5 to this Form 10-K. In May 1994, the Company purchased and retired $3.6 million of the Secured Notes in an open market transaction at a price below the principal amount thereof.

The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders' equity, a fixed charge coverage ratio, and a maximum cumulative net loss test. At December 31, 1994, the Company was in compliance with all financial covenants as indicated below:

                            Covenant        December 31, 1994
Credit Agreement Covenants  Level (a)        Actual Level
     Working Capital      $ 85.0 million     $ 96.2 million
     Stockholders' Equity $ 65.0 million     $ 71.7 million
     Liability/Equity      less than 3.0        2.85
     Fixed Charge Ratio    greater than 1.5     1.73
     Maximum Loss         $(10.0) million    positive income (b)

(a) The covenant levels reflect all modifications in the Credit Agreement made pursuant to the Amendment.
(b) In accordance with the Amendment, maximum loss excludes any write-off of goodwill in the 1994 fiscal year.

The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing
February 1, 1994. The Company has complied with this covenant for the period February 1, 1994 through January 31, 1995.

During 1994, the Company's short term borrowings increased by $33.2 million. The increase in borrowings in 1994 over 1993 was primarily the result of an increase in inventories of $19.3 million to provide for businesses entered into in 1994 (Gant and JJ. Farmer) and in anticipation of higher sales in 1995, a larger increase (from year to year) in accounts receivable of $8.7 million due to substantially higher sales in the last month of 1994, cash payments aggregating $5.7 million in connection with the acquisition of the JJ. Farmer business, and the purchase and retirement of $3.6 million principal amount of the Secured Notes. Capital expenditures in 1994 amounted to $4.9 million as compared to $8.2 million in 1993. Capital expenditures for 1995 are anticipated to be approximately $6 - 7 million.

The increase of one half of one percent in the Prime Rate, announced in January 1995, is estimated (assuming no further change) to increase the Company's interest expense in 1995 by approximately $300 thousand per annum, assuming the same level of average loan balance.

In addition, the increase in the interest rate on direct borrowings, as contained in the Amendment, is estimated to raise interest expense by approximately $300 thousand per annum, assuming the same level of average loan balance.

Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement.

Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement, as amended, will be adequate to meet its financing requirements including the growth it anticipates in the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries as of December 31, 1994 and January 1, 1994, and the related consolidated statements of operations, shareholders' equity/deficiency and cash flows for the years ended December 31, 1994, January 1, 1994 and January 2, 1993. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994, January 1, 1994 and January 2, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, on July 30, 1993 the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on September 20, 1993. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 18.


/s/ Deloitte & Touche LLP

March 3, 1995
New York, New York
                    Salant Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except per share data)

                                       Year Ended
                            December 31,  January 1,January 2,
                                 1994      1994      1993
Net Sales                   $    419,285  $402,098  $411,021

Cost of goods sold               326,059   303,989   318,430

  Gross Profit                    93,226    98,109    92,591

Selling, general and
  administrative expenses         79,463    74,818    75,661

Royalty income, net
  of related expenses              5,709     6,650     6,188

Division restructuring
  costs (Note 4)                     -       5,500     4,824

Write off of other assets (Note 8)   -         -       6,759

Bankruptcy administration expenses   -       8,861    12,878

Income/(loss) from continuing operations
  before interest, income taxes and
  extraordinary gain              19,472    15,580    (1,343)

Interest expense,
  net (Notes 10 and 11)           15,617     7,523     2,978

Income/(loss) from continuing operations
  before income taxes
  and extraordinary gain           3,855     8,057    (4,321)

  Income taxes (Note 13)             348       241       366

Income/(loss) from continuing operations
   before extraordinary gain       3,507     7,816    (4,687)

Discontinued operations (Notes 3 and 19):
  Loss from operations            (9,639)     (589)   (1,299)
  Estimated loss on disposal      (1,796)      -     (11,772)
  Reversal of estimated loss
   on disposal                        -      11,772       -

Extraordinary gain (Notes 5 and 11)   63     24,707       -

Net income/(loss)           $     (7,865)  $ 43,706 $(17,758)

Earnings/(loss) per share:
  Income/(loss) per share from continuing
    operations before
    extraordinary gain         $    0.23   $   1.10 $  (1.35)
  Income from reversal of estimated loss on disposal of
    discontinued operations          -         1.65      -
  Income/(loss) per share from
    discontinued operations        (0.76)     (0.08)   (3.78)
  Extraordinary gain                 -         3.48      -

Net income/(loss) per share  $     (0.53)   $  6.15  $ (5.13)

Weighted average common stock
 outstanding                      14,954      7,104    3,460

              See Notes to Consolidated Financial Statements
                    Salant Corporation and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except per share data)

                                   December 31,   January 1,
                                         1994       1994

ASSETS
Current assets:

Cash and cash equivalents            $    1,965     $  2,146

Accounts receivable net of allowance
  for doubtful accounts of $2,565 in 1994
  and $2,261 in 1993 (Notes 10 and 11)   45,907       37,228

Inventories (Notes 6 and 10)            124,599      103,585

Prepaid expenses and other
 current assets                           5,264        4,163

Net assets of discontinued
 operations (Note 3)                          -       10,500

  Total current assets                  177,735      157,622

Property, plant and equipment,
 net (Notes 7 and 11)                    27,460       27,459

Other assets (Notes 8, 11 and 13)        71,345       68,151

                                   $    276,540   $  253,232


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable                    $     33,230   $      -
  Accounts payable                       28,593       21,724
  Reserve for business
   restructuring (Note 4)                     -        2,038
  Accrued salaries, wages and
   other liabilities (Note 9)            18,848       21,951
  Net liabilities of discontinued
   operations (Note 3)                      816           -

    Total Current Liabilities            81,487       45,713

Long Term Debt (Notes 2 and 11)         109,908      111,851

Deferred Liabilities (Note 16)           13,479       16,766

Commitments and Contingencies (Notes 10, 11, 13, 14, 15 and 17)

Shareholders' Equity (Notes 4 and 15):
  Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued   -             -

  Common stock, par value $1 per share:
     Authorized 30,000 shares;           15,242       15,016
     issued and issuable-15,242 shares in 1994;
     issued-and issuable-15,015 shares in 1993
  Additional paid-in capital            107,017      106,726
  Deficit                               (48,326)     (40,461)
  Excess of additional pension liability over
    unrecognized prior service
    cost adjustment (Note 14)              (773)        (986)
  Accumulated foreign currency
    translation adjustment                  120           221
  Less - treasury stock, at
    cost - 234 shares                    (1,614)       (1,614)

    Total Shareholders' Equity           71,666        78,902

                                   $    276,540    $  253,232



              See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
                              (Amounts in thousands)



                                                                     Excess of
                                                                     Additional
                                                                     Pension
                                                                     Liability
                                                                     Over
                                                                     Unrecog-Cumulative               Total
                                                                     nized   Foreign                  Share-
                             Common Stock       Add'l                Prior   Currency Treasury Stock  holders'
                           Number               Paid-In              Service TranslationNumber of     Equity/
                          of Shares   Amount    Capital  Deficit     Cost    Adjustment Shares Amount (Deficiency)


Balance at December 28, 1991    3,693 $3,693     $17,686   $(66,409)  $172  $222        234  $(1,614) $(46,250)

Stock options exercised             5      5          16                                                    21

Net loss                                                    (17,758)                                   (17,758)

Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                        (525)                               (525)

Foreign currency translation
 adjustments                                                                   3                             3

Balance at January 2, 1993       3,698 3,698       17,702  (84,167)   (353)  225        234   (1,614)  (64,509)

Stock options exercised             24    24           90                                                  114

Shares issued and issuable
 in settlement of claims        11,294 11,294      88,934                                              100,228

Net Income                                                 43,706                                       43,706

Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                         (633)                            (633)

Foreign currency translation
 adjustments                                                                  (4)                       (4)

Balance at January 1, 1994      15,016 15,016      106,726 (40,461)    (986) 221        234   (1,614)   78,902


Stock options exercised            226    226          291                                                 517

Net loss                                                    (7,865)                                     (7,865)

Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                           213                               213

Foreign currency translation
 adjustments                                                                 (101)                       (101)

Balance at December 31, 1994    15,242   $15,242   $107,017$(48,326)  $ (773) $120      234  $(1,614)  $ 71,666


                  See Notes to Consolidated Financial Statements

                    Salant Corporation and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)

                                           Year Ended
                               December 31, January 1, January 2,
                                  1994        1994     1993

Cash Flows from Operating Activities
Income/(loss) from continuing
 operations                       $3,507    $7,816  $(4,687)
Adjustments to reconcile
   income/(loss) from
  continuing operations to net
  cash (used in)/provided by
  operating activities:
    Depreciation                   5,113     5,619     6,390
    Amortization of intangibles    2,376     2,194     2,393
    Write-off of other assets        -         -       6,759
    Write-down of fixed assets       -       2,095       -
    Change in operating assets and liabilities:
      Accounts receivable         (8,679)    1,462    (1,950)
      Inventories                (19,262)      844   (14,706)
      Prepaid expenses and
       other current assets         (947)     (378)    3,831
      Other assets                (1,302)       48      (150)
      Accounts payable             6,869       266     8,837
      Accrued salaries, wages and
        other liabilities         (5,786)    5,941     2,212
      Reserve for business
         restructuring            (2,038)   (3,042)   (2,009)
      Deferred liabilities           330       398       409
      Liabilities deferred
       pursuant to chapter 11        -         -      (1,078)

Net cash (used in)/provided by
 operating activities            (19,819)    23,263    6,251

Cash Flows from Investing Activities
Capital expenditures, net         (4,926)   (8,153)   (3,923)
Acquisition                       (5,720)      -         -
Proceeds from sale of assets         294       795     1,550

Net cash used in investing
 activities                      (10,352)    (7,358)   (2,373)

Cash Flows from Financing Activities

Net short-term borrowings         33,230       -         -
Repayment of pre-petition
 secured debt                         -     (15,940)  (12,526)
Retirement of long-term debt      (3,537)      -         -
Exercise of stock options            517        65        21
Other, net                          (101)      (254)    (522)

Net cash provided by/(used in)
 financing activities             30,109    (16,129)   (13,027)

  Net cash used in continuing
     operations                      (62)     (224)     (9,149)

  Cash used in discontinued
   operations                       (119)     (304)       (855)

Net decrease in cash and
   cash equivalents                 (181)     (528)    (10,004)

Cash and cash equivalents
 - beginning of year               2,146     2,674       12,678

Cash and cash equivalents
  - end of year                   $1,965    $2,146       $2,674


Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                  $   16,150$    3,847$      3,831
    Income taxes              $      674$      206$        430
Conversion of accounts payable, accrued expenses,
  long-term debt and deferred liabilities to liabilities
  deferred pursuant to chapter 11 cases      $1,515    $ 1,503
Conversion of liabilities deferred pursuant to chapter11
  cases to accounts payable
 and deferred liabilities                  $10,249
Issuance of long-term debt              $  111,851
Issuance of common stock                $  100,228


              See Notes to Consolidated Financial Statements
                SALANT CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
     (Amounts in Thousands of Dollars Except Share and Per Share Data)



Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant's Vera Scarf Division.) In February 1995, Salant discontinued its Vera Scarf Division. As further described in Note 3, the Consolidated Financial Statements and the Notes thereto, reflect the Vera Scarf Division as a discontinued operation, and the financial results of the Vera Scarf Division are not included in the presentation of income/(loss) from continuing operations.
In addition, the net assets and/or net liabilities of the discontinued operations have been separately classified in the Consolidated Balance Sheet for fiscal 1994. The fiscal 1993 Consolidated Balance Sheet has been restated to conform to the 1994 presentation. Significant intercompany balances and transactions are eliminated in consolidation.

On June 27, 1990 (the "Filing Date"), Salant and one of its subsidiaries, Denton Mills, Inc. ("Denton Mills"), filed separate voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On July 30, 1993, the Bankruptcy Court issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills, Inc. (the "Plan"). The Plan was consummated on September 20, 1993 (the "Consummation Date"), as further described in Note 18.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 1994 and 1993 fiscal years were each comprised of 52 weeks, while the 1992 fiscal year was comprised of 53 weeks.

Reclassifications

Certain reclassifications were made to the 1993 and 1992 financial statements to conform with the 1994 presentation.

Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and short-term investments as cash and cash equivalents for the purposes of the statements of cash flows. Short-term investments consist of certificates of deposit maturing within three months of issuance. These investments are readily convertible to cash and are stated at cost, which approximates market.

Accounts Receivable

The Company has entered into an agreement with a factor, as further described in Note 10, whereby it sells, without recourse, an interest in a defined pool of eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from factor included in accounts receivable amounted to $9,324 at December 31, 1994, and $12,610 at January 1, 1994.

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

The annual depreciation rates used are as follows:

Buildings and improvements           2.5%  - 10.0%
Machinery, equipment and autos       6.7%  - 33.3%
Furniture and fixtures              10.0%  - 50.0%
Leasehold improvements              Over the life of the asset
                                    or the term of the lease,
                                    whichever is shorter

Other Assets

Intangible assets are being amortized on a straight-line basis over their respective useful lives. Costs in excess of fair value of net assets acquired, which relate to the acquisition of the net assets of Manhattan Industries, Inc. and JJ. Farmer Clothing, Inc. are assessed for recoverability on an annual basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period. Intangible assets are being amortized over periods from 7 1/2 to 40 years.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, accounts receivable and payable, and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. Long-term debt, which was issued at the market rate of interest, currently trades at approximately 95% of the par value of the debt.

Income Taxes

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

Earnings/(Loss) Per Share

Income/(loss) per share is based on the weighted average number of common shares (including shares to be issued pursuant to the Plan) and common stock equivalents outstanding, if applicable. Loss per share for 1994 and 1992 did not include common stock equivalents, as their effect would have been anti-dilutive.

Revenue Recognition

Revenue is recognized at the time the merchandise is shipped.
Retail factory outlet store revenues are recognized at the time of sale.

Note 2.  Acquisition

On June 10, 1994, the Company acquired all the capital stock of JJ. Farmer Clothing Inc. (a Canadian corporation) and the assets of JJ. Farmer International Limited (a Hong Kong corporation) (collectively "JJ. Farmer") for approximately $5,311 in cash. The purchase price is subject to adjustment based on the future profitability of JJ. Farmer. Through December 31, 1994, the Company made additional payments of $409. The acquisition has been accounted for as a purchase, and accordingly, JJ. Farmer's operating results have been included in the Company's consolidated results of operations commencing June 11, 1994. Pro forma results of operations have not been presented as the effect would not be significant. JJ. Farmer's net sales for the five months ended May 31, 1994 and the twelve months ended December 31, 1993 were $3,392 and $13,104, respectively. The excess of cost over the book value of net assets acquired ($4,535 subject to adjustment) is being amortized over a period of not more than 15 years on a straight-line basis.

As part of the acquisition, the Company agreed to pay to the sellers of JJ. Farmer, certain minimum amounts in the years 1996 through 1999. The present value of such future payments is $1,657, and is included in long-term debt.

Note 3. Discontinued Operations

In February 1995, the Company discontinued the Vera Scarf Division, which imports and markets women's scarves. The loss from operations of the Division in fiscal 1994 was $9,639, which included a fourth quarter charge of $9,004 for the write-off of goodwill and other intangible assets. The loss from operations of the Division in fiscal 1993 was $589.

Additionally, the Company recorded a fourth quarter charge of $1,796 to accrue for expected operating losses during the phase-out period through June 1995. No income tax benefits have been allocated to the Division's 1994, 1993 or 1992 losses. Such losses are included in the Company's net operating loss carryforward disclosed in Note 13.

Net sales of the Division were $5,087, $5,138 and $4,621 in 1994, 1993 and 1992, respectively. The net assets and/or net liabilities of the discontinued operations have been reclassified on the balance sheet as net assets or net liabilities of discontinued operations, and consist principally of accounts receivable, inventory and accrued losses for the phase-out period.

Note 4. Restructuring Costs

In the fourth quarter of fiscal 1993, the Company recorded a $5,500 restructuring provision, of which $5,000 related to the restructuring of the Salant Children's Apparel Group, as more fully described in Note 19.

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

Note 6.  Inventories

                                      December 31,    January 1,
                                              1994          1994

Finished goods . . . . . . . . . . .     $  70,882      $ 59,993
Work-in-process. . . . . . . . . . .        28,298        27,426
Raw materials and supplies . . . . .        25,419        16,166
                                         $ 124,599      $103,585


Inventory in transit was $6,500 and $5,000 at December 31, 1994 and January 1, 1994, respectively.

Note 7.  Property, Plant and Equipment

                                      December 31,    January 1,
                                              1994          1994

Land and buildings . . . . . . . . .     $  16,808      $ 15,748
Machinery, equipment, furniture
  and fixtures . . . . . . . . . . .        40,794        38,478
Leasehold improvements . . . . . . .         5,958         5,992
Property held under capital leases .         1,345         1,345

                                            64,905        61,563
Less accumulated depreciation
  and amortization . . . . . . . . .        37,445        34,104
                                         $  27,460      $ 27,459

Note 8.  Other Assets

                                      December 31,    January 1,
                                              1994          1994
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $10,059 in 1994 and $8,269 in 1993.       $52,542       $49,797
Trademarks and license agreements,
 net of accumulated amortization of
 $2,795 in 1994 and $2,350 in 1993 .        14,767        15,212
Leasehold interests, net of accumulated
  amortization of $823 in 1994 and $682
  in 1993. . . . . . . . . . . . . .         1,620         1,761
Other. . . . . . . . . . . . . . . .         2,416         1,381

                                           $71,345       $68,151

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

Note 9.  Accrued Salaries, Wages and Other Liabilities

               December 31,  January 1,
                                              1994        1994
Accrued salaries and wages . . . . . . .  $  3,721    $  6,045
Accrued pension and retirement. . . .. .     1,791       1,444
Accrued royalties. . . . . . . . . . . .     1,852       1,295
Accrued interest . . . . . . . . . . . .     3,716       3,839
Other accrued liabilities. . . . . . . .     7,768       9,328
                                          $ 18,848    $ 21,951

Note 10.  Financing and Factoring Agreements

On September 20, 1993, the Company entered into a two year revolving credit, factoring and security agreement (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, including direct borrowings and letters of credit, of up to $120,000 (subject to an asset based borrowing formula). As of December 31, 1994, $4,085 was available under this facility. Interest on direct borrowings is charged monthly at an annual rate of one-half of one percent in excess of the prime rate of Chemical Bank (the "Prime Rate")(8.5% at December 31, 1994). As collateral for borrowings under the Credit Agreement, the Company granted to CIT a security interest in substantially all of the assets of the Company. As of December 31, 1994, direct borrowings were $33,230. As of January 1, 1994, there were no direct borrowings. As of December 31, 1994 and January 1, 1994, letters of credit outstanding under the Credit Agreement were $50,515 and $37,256, respectively. The weighted average interest rate on borrowings under the Credit Agreement for the years ended December 31, 1994 and January 1, 1994 was 7.8% and 6.8%, respectively.

On February 28, 1995, Salant entered into an agreement (the "Amendment") with CIT amending the Agreement. The Amendment provides for, among other things (i) an increase in the aggregate limitation (the "Maximum Credit") on direct borrowings and letters of credit from $120,000 to a maximum of $135,000 during certain periods of 1995 (subject to an asset based formula), (ii) an increase in the rate of advance of "Eligible Inventory" (as defined in the Credit Agreement) used to calculate the asset based formula from fifty percent to sixty percent during March, April, May and June 1995 together with an increase in the "Inventory Sublimit" (as defined in the Credit Agreement) from $60,000 to $70,000 during such months, (iii) an extension of the term of the Credit Agreement by one year ending on September 20, 1996, (iv) an increase in the interest rate on direct borrowing from an annual rate of one-half of one percent in excess of the Prime Rate to one percent in excess of the Prime Rate, (v) a modification of certain financial covenants contained in the Credit Agreement, and (vi) a continuation of certain factoring services by CIT.

The Credit Agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, incurring capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders' equity, a fixed charge coverage ratio and a maximum cumulative net loss test. At December 31, 1994, Salant was in compliance with all financial covenants, as contained in the Credit Agreement, as amended.

The Amendment also provides for a modification of financial covenants relating to (i) working capital, (ii) stockholders' equity, (iii) liabilities to stockholders' equity ratio, (iv) fixed charge coverage ratio and (v) maximum loss. In the absence of the Amendment, Salant (i) would not have been able to satisfy the fixed charge coverage ratio for its 1994 fiscal year and (ii) may not have been able to meet the other four covenants described above for certain periods during 1995, commencing April 1995.

Note 11.  Long-Term Debt

On September 20, 1993, Salant issued $111,851 principal amount of 10 1/2% Senior Secured Notes (the "Secured Notes") due December 31, 1998. The Secured Notes bear interest from September 1, 1993 and may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The premium on redemption declines annually from 6.3% in 1995 to 2.1% in 1997. The Secured Notes are secured by a first lien (subordinated to the Credit Agreement to the extent of $15,000) on certain accounts receivable, certain intangible assets, the capital stock of Salant's subsidiaries and certain real property of the Company, and by a second lien on substantially all of the other assets of the Company.

The Secured Notes contain various restrictions pertaining to future indebtedness, the purchase of capital stock and the payment of dividends. Under the most restrictive of these provisions, the Company currently may not purchase or redeem any shares of its capital stock, or declare or pay cash dividends.

In May 1994, the Company purchased and retired $3,600 of its Secured Notes in an open market transaction at a price below the principal amount thereof. As a result of this transaction, the Company recorded an extraordinary gain of $63.

Note 12.  Segment Information and Significant Customers

The Company operates within one industry segment, the business of manufacturing and marketing apparel. The Company sells its products to retailers, including department stores, specialty stores, national chain stores and mass volume retailers, throughout the United States. As an adjunct to its apparel manufacturing operations, the Company operates 69 factory outlet stores in various parts of the United States. Foreign operations are not significant.

Approximately 12% of the Company's sales in the fiscal year ended December 31, 1994 were to Federated Department Stores, Inc. ("Federated"), which includes all 1994 sales to Macy's Department Stores ("Macy's"), which was acquired by Federated in 1994. In 1993, sales to a combined Federated/Macy's would have represented approximately 10% of the Company's sales. No other customer accounted for more than 10% of the Company's net sales during fiscal 1994, 1993 or 1992.

Note 13. Income Taxes

The provision for income taxes consists of the following:

                        December 31,    January 1,    January 2,
                                1994          1994          1993
Current:
 Federal . . . . . . .     $     100    $       -    $        -
 State . . . . . . . .            20           32            29
 Foreign . . . . . . .           228          209           337
                           $     348    $     241    $      366

The effective tax rate differed from the statutory rate for the year ended January 1, 1994 due to differences in tax treatment relating to the bankruptcy and other items. The effective tax rate differed from the statutory rate in the years ended December 31, 1994 and January 2, 1993 because no tax benefit was available with respect to losses incurred.

The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:

                                1994         1993        1992

Income tax provision/
  (benefit), at 34%          $ 1,097      $  2,543     $ (1,905)

Loss producing no current
 tax benefit                                              1,905
Utilization of net
  operating loss
  carryforward                (1,097)       (2,543)
Alternative minimum tax          100
State, local and foreign
  taxes                          248           241          366

Income tax provision        $    348      $    241     $    366

The adoption of SFAS No. 109, as of January 3, 1993, had no cumulative effect on earnings or effect on income tax expense for the year ended January 1, 1994, as the Company recognized a net deferred tax asset of $64,364, offset in full by a valuation allowance as of the date of adoption.

The tax effects of significant items comprising the Company's net deferred tax asset consists of the following:

                                     December 31,   January 1,
                                         1994           1994

Deferred tax liabilities:
 Differences between book and
  tax basis of property              $  (6,090)     $  (6,564)

Deferred tax assets:
 Reserves not currently deductible      16,862         17,517
 Operating loss carryforwards           43,873         45,341
 Tax credit carryforwards                2,992          2,936
 Expenses capitalized into inventory     5,857          4,935
                                        69,584         70,729
Valuation Allowance                    (63,494)       (64,165)
Net deferred tax asset               $     -        $     -

At December 31, 1994, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $112,000, which can be used to offset future taxable income, expiring from 1999 to the year 2008. Approximately $51,000, which arose from the acquisition of Manhattan, will offset goodwill when utilized. The implementation of the Plan, together with transactions that have occurred within the three-year period preceding the consummation of the Plan, have caused an "ownership change" for federal income tax purposes on the date the Plan was consummated. As a result of such ownership change, the use of the NOLs to offset future taxable income has been limited by the requirements of section 382 of the Internal Revenue Code of 1986, as amended. The annual limit under section 382 is approximately $7,200 over a fifteen year carryover period. Upon consummation of the Plan, the Company realized cancellation of indebtedness income of approximately $917 and the NOLs have been reduced or limited accordingly.

In addition, at December 31, 1994, the Company had available investment tax and other credits which expire between 1995 and 1999, of which $1,986 will reduce goodwill and the balance will reduce income tax expense when utilized. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

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

Pursuant to a settlement reached with the IRS (which is subject to final IRS approval), the Excise Tax Claim (plus any associated penalties) has been reduced to $100, which is payable upon the execution of the definitive settlement agreement. Provisions for such distributions to the IRS in settlement of the Income Tax Claim and the Excise Tax Claim had been made in the consolidated financial statements for the year ended January 1, 1994.

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

Pension expense includes the following components:

                                  1994     1993     1992

Service cost-benefit earned
  during the period. . . . . .   $ 1,125   $ 1,183   $ 1,101
Interest cost on projected
  benefit obligation . . . . .     2,626     2,555     2,419
Loss/(return) on assets. . . .     1,331    (2,008)   (2,162)
Net amortization . . . . . . .    (3,437)      169       647
Net periodic pension cost. . .   $ 1,645   $ 1,899   $ 2,005

The reconciliation of the funded status of the plans at December 31, 1994 and January 1, 1994 is as follows:

                                    December 31,  January 1,   January 1,
                                            1994        1994         1994
                                     Accumulated Accumulated         Plan
                                            Plan        Plan       Assets
                                        Benefits    Benefits       Exceed
                                          Exceed      Exceed  Accumulated
                                     Plan Assets Plan AssetsPlan Benefits

Actuarial present value of benefit
  obligation
  Vested benefit obligation. . . .     $ (28,645)   $(30,670)     $  (710)
  Nonvested benefit obligation . .          (838)       (680)         -
Accumulated benefit obligation . .     $ (29,483)  $ (31,350)     $  (710)

Projected benefit obligation . . .     $ (33,579)   $(36,068)     $  (710)
Plan assets at fair value. . . . .        25,947      25,155          785
Projected benefit obligation in
  (excess of)/less than plan assets. .   (7,632)     (10,913)          75
Unrecognized net obligation at date of
  initial application, amortized over
  15 years . . . . . . . . . . . .           897         985          -
Unrecognized net (gain)/loss . . .           784       1,928         (160)
Unrecognized prior service cost. .          (739)         37          -
Recognition of minimum liability
  under SFAS No. 87. . . . . . . .        (1,160)     (1,420)         -
Accrued pension cost . . . . . . .     $  (7,850)  $  (9,383)     $   (85)


Assumptions used in accounting for defined benefit pension plans are as follows:

                          1994    1994     1993     1993      1992    1992
                          Non-    Qualified Non-  Qualified   Non-   Qualified
                          QualifiedPlans Qualified  Plans   Qualified  Plans
                          Plan             Plan               Plan

Discount rate. . . .  .    8.5%    8.5%     7.5%      7.5%      8.0%    8.0%
Rate of increase in
 compensation levels .      N/A    5.5%      N/A       5.5%       N/A    6.0%
Expected long-term
 rate of return on assets  8.0%    8.0%     12.0%      8.0%      12.0%   8.0%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consist of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $4,693, $5,060 and $4,769 in 1994, 1993 and 1992, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market fund, a fixed income fund and/or an equity fund. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 1994, 1993 and 1992 Salant's aggregate contributions to the Plan amounted to $239, $208 and $163, respectively.

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

The following table summarizes stock option transactions during 1992, 1993 and 1994:

                                                Shares    Price Range

Options outstanding at December 28, 1991 . .    980,225  $1.00-15.125
Options granted during fiscal 1992 . . . . .    197,000    $2.25-8.75
Options exercised during fiscal 1992 . . . .     (5,000)  $1.00
Options surrendered or cancelled during
  fiscal 1992. . .                             (121,985)   $2.25-12.875
Options outstanding at January 2, 1993 . . .  1,050,240  $1.00-15.125
Options granted during fiscal 1993 . . . . .    392,000   $6.69-10.69
Options exercised during fiscal 1993 . . . .    (24,095)  $1.00-5.875
Options surrendered or cancelled during
  fiscal 1993. . .                              (55,371)   $2.25-12.875
Options outstanding at January 1, 1994 . . .  1,362,774    $1.00-15.125
Options granted during fiscal 1994 . . . . .     61,050    $4.94-6.69
Options exercised during fiscal 1994 . . . .   (226,666)   $2.00-2.63
Options surrendered or cancelled during
 fiscal 1994. . .                               (39,950)   $5.125-12.00
Options outstanding at December 31, 1994 . .  1,157,208    $1.00-15.125

Options exercisable at December 31, 1994 . .    809,672  $1.00-15.125

At December 31, 1994, there were 316,041 shares of Salant common stock reserved for future grants of stock options or stock awards.

Pursuant to the Plan, the Company issued 2,371,182 Salant B Warrants (the "Warrants") to holders of the Company's common stock immediately prior to the consummation date. Each Warrant expires three years from the date of issuance and entitles the registered holder thereof to purchase one share of common stock of the Company at prices of $16 during the first year after issuance, $18 during the second year after issuance and $20 thereafter. No Warrants were exercised in 1993 or 1994.

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

As of December 31, 1994, there were 3,844,431 shares of Common
Stock reserved for the future issuance of stock options, stock awards and warrants.

Note 16.  Deferred Liabilities

                              December 31,      January 1,
                                   1994           1994

Lease obligations. . . . . . . $   1,225       $  1,688
Deferred pension obligation. .     6,253          8,300
Liability for chapter 11 claims
 settlements . . . . . . . . .     6,001          6,778
                               $  13,479       $ 16,766

Note 17.  Commitments and Contingencies

(a)  Lease Commitments

The Company conducts a portion of its operations in premises occupied under leases expiring at various dates through 2012. Certain of the leases contain renewal options. Rental payments under certain leases may be adjusted for increases in taxes and operating expenses above specified amounts. In addition, certain of the leases for outlet stores contain provisions for additional rent based upon sales.

In fiscal years 1994, 1993 and 1992, rental expense was $5,914, $5,478 and $6,611, respectively. As of December 31, 1994, future minimum rental payments under noncancellable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

         Fiscal Year

         1995. . . . . . . . . . . . . . .  $ 6,419
         1996. . . . . . . . . . . . . . .    5,704
         1997. . . . . . . . . . . . . . .    4,577
         1998. . . . . . . . . . . . . . .    4,155
         1999. . . . . . . . . . . . . . .    2,327
         Thereafter. . . . . . . . . . . .    8,761
               Total . . . . . . . . . . .  $31,943


(b)  Legal Contingencies/Significant Disputed Claims

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

Pursuant to the terms and conditions of the stipulation of settlement, Salant will issue and distribute a number of shares of Salant Common Stock, not to exceed 11,000 shares in the aggregate, to certain purchasers of the Debentures who sold at a loss during a circumscribed period. In addition, Fischer's counsel will receive $150 for their fees and expenses pursuant to the settlement. The stipulation of settlement, which provides for preliminary approval of the settlement, notice to class members of the settlement, and a hearing for final approval, was signed by the Bankruptcy Court on February 27, 1995. Upon final approval by the Bankruptcy Court, the Fischer appeal and the Fischer Claim will be deemed withdrawn with prejudice. Provisions for such distributions had been made in the consolidated financial statements for the year ended January 1, 1994.

(c)  Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $6,500 in 1995, $2,980 in 1996 and $250 in 1997. In
addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 18.  Consummation of the Plan of Reorganization

From the Consummation Date through December 31, 1994, pursuant to the Plan, the Company made cash payments of $8,500, issued $111,851 of new 10-1/2% senior secured notes and issued 10.5 million shares of common stock to creditors in settlement of certain claims in the chapter 11 proceedings. Salant anticipates that an additional $8,000 in cash and an additional 789 thousand shares of common stock ultimately will have been distributed to creditors by the time all remaining claims have been resolved. Provisions for such distributions had previously been made in the consolidated financial statements. As further described in Note 5, upon consummation of the Plan, the Company recorded an extraordinary gain of $24,707 relating to the settlement of indebtedness pursuant to the Plan.

Note 19.  Discontinued Operations Subsequently Retained

In March 1993, the Company adopted a formal plan to restructure and sell the Salant Children's Apparel Group. Consequently, the division was accounted for as a discontinued operation for fiscal 1992 and the first three quarters of fiscal 1993. In March 1994, the Company concluded that the value of the division would be maximized by retaining the Salant Children's Apparel Group as part of its continuing operations. As a result, the assets, liabilities and results of operations for all periods presented have been presented as part of continuing operations.

In the fourth quarter of 1992, the Company recorded an $11,772 provision for the estimated costs to restructure the division and to accrue for expected operating losses during the phase-out period through December 1993. In the fourth quarter of 1993, the 1992 charge was reversed in its entirety and the Company recorded a provision of $5,000 for restructuring costs, including (i) the costs of closure of certain unprofitable product lines, (ii) inventory markdowns associated with those product lines, and (iii) fixed asset write-downs at closed locations.

The following is a summary of certain selected financial data for the Salant Children's Apparel Group during the prior year period in which it was reported as a discontinued operation.

                                 Year Ended
                              January 2, 1993
Net sales                       $ 35,442
Operating loss                   (12,365)

Operating losses of $750 related to January and February 1993 were included in pre-measurement date losses shown in the loss from discontinued operations in the 1992 financial statements. These amounts have been reclassified to operating losses from continuing operations in 1992.

Note 20.  Quarterly Financial Information (Unaudited)

              Fiscal year ended December 31, 1994

                                                  Total          4th Qtr.      3rd Qtr.     2nd Qtr.  1st Qtr.
Net sales. . . . . . . . . . . .                  $  419,285      $  115,840    $  125,403 $  88,184 $  89,858
Gross profit . . . . . . . . . .                      93,226          22,662        29,591    18,867    22,106
Income/(loss) from continuing operations . . . .       3,507          (1,251)        6,119    (2,521)    1,160
Discontinued operations:
  Income/(loss) from discontinued operations . .      (9,639)         (9,325)          (21)     (219)      (74)
  Estimated loss on disposal                       . .(1,796)         (1,796)            -      -         -
Extraordinary gain . . . . . . .                          63             -               -        63       -
Net income/(loss). . . . . . . .                      (7,865)        (12,372)         6,098   (2,677)    1,086
Income/(loss) per share from continuing operations(a). $0.23       $   (0.08)    $     0.40 $  (0.17) $   0.07
Loss per share from discontinued operations(a) .       (0.76)          (0.74)            -     (0.01)       -
Net income/(loss) per share(a)                       . (0.53)          (0.82)          0.40    (0.18)    $0.07

                                       Fiscal year ended January 1, 1994

                                         Total     4th Qtr.       3rd Qtr.      2nd Qtr.    1st Qtr.

Net sales. . . . . . . . . . . .        $402,098   $ 111,608       $  111,475   $  85,121 $  93,894
Gross profit . . . . . . . . . .          98,109      28,158           27,861      20,295    21,795
Income/(loss) from continuing operations . 7,816       2,900            4,467        (216)      665
Discontinued Operations:
  Reversal of estimated loss on disposal .11,772      11,772              -             -         -
  Income/(loss) from discontinued
    operations . .                          (589)        (41)            (21)        (272)     (255)
Extraordinary gain . . . . . .           . 24,707          -           24,707           -        -
Net income/(loss). . . . . . . .           43,706      14,631          29,153        (488)      410
Income/(loss) per share from continuing
    operations(a). .                        $1.10    $   0.19      $     0.83   $    (0.05) $  0.16
Income per share from reversal of estimated loss
  on disposal of discontinued operations (a) 1.65        0.77              -              -     -
Loss per share from discontinued
 operations (a).                            (0.08)         -               -          (0.07)   (0.06)
Income per share from extraordinary
  gain (a) . .                               3.48          -             4.63            -         -
Net income/(loss) per share (a).             6.15        0.96            5.46         (0.12)    0.10


Reference is made to Notes 3, 4, 8 and 19 concerning fourth quarter adjustments during the fiscal years ended December 31, 1994 and January 1, 1994.

(a) Income/(loss) per share of common stock is computed separately for each period. The sum of the amounts of income/(loss)per share reported in each period differs from the total for the year due to the issuance of shares and, when appropriate,the inclusion of common stock equivalents.

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

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K


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

     Consolidated Balance Sheets . . . . . . . . . . . . .

     Consolidated Statements of Shareholders'
       Equity/(Deficiency) . . . . . . . . . . . . . . . .

     Consolidated Statements of Cash Flows . . . . . . . .

     Notes to Consolidated Financial Statements. . . . . .



Financial Statement Schedule

The following Financial Statement Schedule for the fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993, and is filed as part of this Annual Report:

     Schedule II - Valuation and Qualifying Accounts
       and Reserves. . . . . . . . . . . . . . . . . . . .

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                               SALANT CORPORATION
                                AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A           COLUMN B             COLUMN C            COLUMN D  COLUMN E

                                  (1)        (2)
                 Balance atCharged to Charged to                        Balance
                  Beginning Costs and Other Accounts      Deductions    at End
                  of Period  Expenses -- Describe         -- Describe    of Period

Description

YEAR ENDED DECEMBER 31, 1994:

Accounts receivable - allowance
  for doubtful accounts       $ 2,261 $ 1,068      $   -  $   764(A)  $ 2,565

Reserve for business
  restructuring               $ 2,038 $ 2,038      $   -  $    -       $   -

YEAR ENDED JANUARY 1, 1994:
Accounts receivable allowance
  for doubtful accounts       $ 3,776 $    63      $   -  $ 1,578(A)   $ 2,261

Reserve for business
  restructuring               $ 5,931  $ 5,500      $   -  $ 9,393(B)  $ 2,038

Reserve for loss on disposal of
  discontinued operations     $11,772 $   -        $   -  $11,722(D)   $   -

YEAR ENDED JANUARY 2, 1993:

Accounts receivable allowance
  for doubtful accounts       $ 4,635  $ 2,796      $   -  $ 3,655(A)  $ 3,776

Reserve for business
  restructuring               $ 7,941  $11,757       $   -  $13,767(B) $ 5,931

Reserve for loss on disposal of
  discontinued operations(E)  $   -   $11,772(C)   $   -  $   -        $11,772


NOTES:

(A)  Uncollectible accounts written off, less recoveries.

(B)  Costs incurred in plant closings and business restructuring.

(C)  Charged to discontinued operations.

(D)  Reversal of estimated loss on disposal of discontinued operation.

(E)  Included in reserve for restructuring on the balance sheet.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

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

3.2     Form of Bylaws, as amended, of
        Salant Corporation, effective
        9/21/94.

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

10.1    Salant Corporation 1987 Stock Plan.   Exhibit 19.2 to Annual Report on Form 10-K for
                                              fiscal year 1987.

10.2    Salant Corporation 1987 Stock Plan    Exhibit 10.12 to Form S-2
        Agreement, dated as of 6/13/88,  Registration Statement filed
        between Salant Corporation and   6/17/88.
        Nicholas P. DiPaolo.

10.3    Salant Corporation 1988 Stock Plan.   Exhibit 19.3 to Annual Report on
                                                   Form 10-K for fiscal year 1988.

10.4    First Amendment, effective  Exhibit 19.1 to Quarterly Report
        as of 7/25/89, to the Salant          on Form 10-Q for the
        Corporation 1988 Stock Plan.                         quarter ended 9/30/89.

10.5    Form of Salant Corporation 1988       Exhibit 19.7 to Annual Report on
        Stock Plan Employee Agreement.        Form 10-K for fiscal year 1988.

10.6    Form of Salant Corporation  Exhibit 19.8 to
        1988 Stock Plan Director    Annual Report on
        Agreement.                  Form 10-K for fiscal
                                    year 1988.

10.7    Employment Agreement, dated as of     Exhibit 19.4 to
        12/31/90, between Herbert R.          Annual Report on
        Aronson and Salant Corporation.*      Form 10-K for fiscal
                                    year 1990.

10.8    Letter Agreement, dated 6/30/92,      Exhibit 19.1 to Quarterly
        amending the Employment Agreement,    Report on Form 10-Q for
        dated as of 12/31/90, between         the quarter ended 10/3/92.
        Herbert R. Aronson and Salant
        Corporation.*

10.9    License Agreement, dated    Exhibit 19.1 to Annual Report
        January 1, 1991, by and between       on Form 10-K for fiscal year 1992.
        Perry Ellis International Inc.
        and Salant Corporation regarding
        men's sportswear.

10.10   License Agreement, dated    Exhibit 19.2 to Annual Report
        January 1, 1991, by and between       on Form 10-K for
        Perry Ellis International Inc.        fiscal year 1992.
        and Salant Corporation regarding
        men's dress shirts.
10.11   Employment Agreement        Exhibit 10.32 to
        dated as of 6/01/93,        Quarterly Report on
        between Salant Corporation  Form 10-Q for the
        and Todd Kahn.*             quarter ended 7/8/93.

10.12   Form of Agreement between   Included as Exhibit
        Salant Corporation and      P-11 to Exhibit 1
        Apollo Apparel Partners, L.P.         to Form 8-A dated
                                    7/28/93.

10.13   Employment Agreement, dated           Exhibit 10.36 to
        as of 9/20/93, between      Quarterly Report on
        Salant Corporation and      Form 10-Q for the
        Nicholas P. DiPaolo.*       quarter ended 10/2/93.

10.14   Employment Agreement, dated           Exhibit 10.37 to
        as of 7/30/93, between      Quarterly Report on
        Salant Corporation and      Form 10-Q for the
        John S. Rodgers.*           quarter ended 10/2/93.

10.15   Employment Agreement, dated           Exhibit 10.38 to
        as of 7/30/93, between      Quarterly Report on
        Salant Corporation and      Form 10-Q for the
        Richard P. Randall.*        quarter ended 10/2/93.

10.16   Employment Agreement dated  Exhibit 10.32 to Annual Report on Form
        as of 12/21/93, between     10-K for Fiscal Year 1993.
        Elliot M. Lavigne and Salant
        Corporation.*

10.17   Agreement, dated as of 9/22/93,       Exhibit 10.33 to Annual Report on Form
        between Nicholas P. DiPaolo and       10-K for Fiscal Year 1993.
        Salant Corporation.*

10.18   Forms of Salant Corporation 1993      Exhibit 10.34 to Annual Report on Form
        Stock Plan Directors' Option          10-K for Fiscal Year 1993.
        Agreement.*

10.19   Letter Agreement, dated as of         Exhibit 10.45 to
        August 24, 1994, amending the         Quarterly Report on
        Revolving Credit, Factoring and       Form 10-Q for the
        Security Agreement, dated   quarter ended 10/1/94.
        September 20, 1993,
        between The CIT Group/Commercial
        Services, Inc. and Salant Corporation.

10.20   Letter Agreement, dated     Exhibit 10.46 to
        10/18/94, amending the      Quarterly Report on
        Employment Agreement, dated           Form 10-Q for the
        12/31/90, between Herbert R.          quarter ended 10/1/94.
        Aronson and Salant Corporation.*

10.21   Letter Agreement, dated     Exhibit 10.47 to
        10/25/94, amending the      Quarterly Report on
        Employment Agreement, dated           Form 10-Q for the
        7/30/93, between Richard    quarter ended 10/1/94.
        Randall and Salant Corporation.*

10.22   Third Amendment to Credit Agreement,  Exhibit 10.48 to Current Report on
        dated February 28, 1995, to the       Form 8-K, dated March 2, 1995.
        Revolving Credit, Factoring and
        Security Agreement, dated
        September 20, 1993, as amended,
        between The CIT Group/Commercial
        Services, Inc. and Salant Corporation.

10.23   Salant Corporation Retirement Plan,
        as amended and restated. *

10.24   Salant Corporation Pension Plan,
        as amended and restated. *

10.25   Salant Corporation Long Term Savings
        and Investment Plan as amended
        and restated. *

10.26   Letter Agreement, dated
        2/15/95, amending the
        Employment Agreement, dated
        7/30/93, between Richard
        Randall and Salant Corporation.*

21      List of Subsidiaries of the Company

27      Financial Data Schedule

* denotes management contract or compensatory plan or arrangement.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SALANT CORPORATION


Date:  March 22, 1995               By: /s/ Richard P. Randall
                                        Senior Vice President and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 22, 1995.

               Signature                    Title

         /s/ Nicholas P. DiPaolo     Chairman of the Board,
          Nicholas P. DiPaolo        President and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer); Director

         /s/ Richard P. Randall                     Senior Vice President
          Richard P. Randall         and Chief
                                     Financial Officer
                                     (Principal Financial
                                                         and Accounting Officer)

         /s/ John S. Rodgers                        Executive Vice President,
          John S. Rodgers            Senior Counsel and Secretary;
                                     Director
         /s/ Craig M. Cogut
          Craig M. Cogut             Director

         /s/ Ann Dibble Jordan
          Ann Dibble Jordan                         Director

         /s/ Harold Leppo
          Harold Leppo               Director

         /s/ Bruce F. Roberts
          Bruce F. Roberts           Director

         /s/ Marvin Schiller
          Marvin Schiller                           Director

         /s/ Edward M. Yorke
          Edward M. Yorke            Director

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549






                                 EXHIBITS


                                    to


                                 FORM 10-K


                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                            SALANT CORPORATION
                               EXHIBIT INDEX


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

3.2     Form of Bylaws, as amended, of
        Salant Corporation, effective
        9/21/94.

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

10.1    Salant Corporation 1987 Stock Plan.   Exhibit 19.2 to Annual Report on Form 10-K for
                                              fiscal year 1987.

10.2    Salant Corporation 1987 Stock Plan    Exhibit 10.12 to Form S-2
        Agreement, dated as of 6/13/88,  Registration Statement filed
        between Salant Corporation and   6/17/88.
        Nicholas P. DiPaolo.

10.3    Salant Corporation 1988 Stock Plan.   Exhibit 19.3 to Annual Report on
                                                   Form 10-K for fiscal year 1988.

10.4    First Amendment, effective  Exhibit 19.1 to Quarterly Report
        as of 7/25/89, to the Salant          on Form 10-Q for the
        Corporation 1988 Stock Plan.                         quarter ended 9/30/89.

10.5    Form of Salant Corporation 1988       Exhibit 19.7 to Annual Report on
        Stock Plan Employee Agreement.        Form 10-K for fiscal year 1988.

10.6    Form of Salant Corporation  Exhibit 19.8 to
        1988 Stock Plan Director    Annual Report on
        Agreement.                  Form 10-K for fiscal
                                    year 1988.

10.7    Employment Agreement, dated as of     Exhibit 19.4 to
        12/31/90, between Herbert R.          Annual Report on
        Aronson and Salant Corporation.*      Form 10-K for fiscal
                                    year 1990.

10.8    Letter Agreement, dated 6/30/92,      Exhibit 19.1 to Quarterly
        amending the Employment Agreement,    Report on Form 10-Q for
        dated as of 12/31/90, between         the quarter ended 10/3/92.
        Herbert R. Aronson and Salant
        Corporation.*

10.9    License Agreement, dated    Exhibit 19.1 to Annual Report
        January 1, 1991, by and between       on Form 10-K for fiscal year 1992.
        Perry Ellis International Inc.
        and Salant Corporation regarding
        men's sportswear.

10.10   License Agreement, dated    Exhibit 19.2 to Annual Report
        January 1, 1991, by and between       on Form 10-K for
        Perry Ellis International Inc.        fiscal year 1992.
        and Salant Corporation regarding
        men's dress shirts.
10.11   Employment Agreement        Exhibit 10.32 to
        dated as of 6/01/93,        Quarterly Report on
        between Salant Corporation  Form 10-Q for the
        and Todd Kahn.*             quarter ended 7/8/93.

10.12   Form of Agreement between   Included as Exhibit
        Salant Corporation and      P-11 to Exhibit 1
        Apollo Apparel Partners, L.P.         to Form 8-A dated
                                    7/28/93.

10.13   Employment Agreement, dated           Exhibit 10.36 to
        as of 9/20/93, between      Quarterly Report on
        Salant Corporation and      Form 10-Q for the
        Nicholas P. DiPaolo.*       quarter ended 10/2/93.

10.14   Employment Agreement, dated           Exhibit 10.37 to
        as of 7/30/93, between      Quarterly Report on
        Salant Corporation and      Form 10-Q for the
        John S. Rodgers.*           quarter ended 10/2/93.

10.15   Employment Agreement, dated           Exhibit 10.38 to
        as of 7/30/93, between      Quarterly Report on
        Salant Corporation and      Form 10-Q for the
        Richard P. Randall.*        quarter ended 10/2/93.

10.16   Employment Agreement dated  Exhibit 10.32 to Annual Report on Form
        as of 12/21/93, between     10-K for Fiscal Year 1993.
        Elliot M. Lavigne and Salant
        Corporation.*

10.17   Agreement, dated as of 9/22/93,       Exhibit 10.33 to Annual Report on Form
        between Nicholas P. DiPaolo and       10-K for Fiscal Year 1993.
        Salant Corporation.*

10.18   Forms of Salant Corporation 1993      Exhibit 10.34 to Annual Report on Form
        Stock Plan Directors' Option          10-K for Fiscal Year 1993.
        Agreement.*

10.19   Letter Agreement, dated as of         Exhibit 10.45 to
        August 24, 1994, amending the         Quarterly Report on
        Revolving Credit, Factoring and       Form 10-Q for the
        Security Agreement, dated   quarter ended 10/1/94.
        September 20, 1993,
        between The CIT Group/Commercial
        Services, Inc. and Salant Corporation.

10.20   Letter Agreement, dated     Exhibit 10.46 to
        10/18/94, amending the      Quarterly Report on
        Employment Agreement, dated           Form 10-Q for the
        12/31/90, between Herbert R.          quarter ended 10/1/94.
        Aronson and Salant Corporation.*

10.21   Letter Agreement, dated     Exhibit 10.47 to
        10/25/94, amending the      Quarterly Report on
        Employment Agreement, dated           Form 10-Q for the
        7/30/93, between Richard    quarter ended 10/1/94.
        Randall and Salant Corporation.*

10.22   Third Amendment to Credit Agreement,  Exhibit 10.48 to Current Report on
        dated February 28, 1995, to the       Form 8-K, dated March 2, 1995.
        Revolving Credit, Factoring and
        Security Agreement, dated
        September 20, 1993, as amended,
        between The CIT Group/Commercial
        Services, Inc. and Salant Corporation.

10.23   Salant Corporation Retirement Plan,
        as amended and restated. *

10.24   Salant Corporation Pension Plan,
        as amended and restated. *

10.25   Salant Corporation Long Term Savings
        and Investment Plan as amended
        and restated. *

10.26   Letter Agreement, dated
        2/15/95, amending the
        Employment Agreement, dated
        7/30/93, between Richard
        Randall and Salant Corporation.*

21      List of Subsidiaries of the Company

27      Financial Data Schedule

* denotes management contract or compensatory plan or arrangement.

                                        EXHIBIT 21



                         SUBSIDIARIES OF THE REGISTRANT


Birdhill, Limited, a Hong Kong corporation

Carrizo Manufacturing Co., S.A. de C.V., a Mexican corporation

Clantexport, Inc., a New York corporation

Denton Mills, Inc., a Delaware corporation

JJ. Farmer Clothing, Inc., a Canadian Corporation

Frost Bros. Enterprises, Inc., a Texas corporation

Manhattan Industries, Inc., a Delaware corporation

Manhattan Industries, Inc., a New York corporation

Manhattan Industries (Far East) Limited, a Hong Kong corporation

Maquiladora Sur S.A. de C.V., a Mexican corporation

Salant Canada, Inc., a Canadian Corporation

SLT Sourcing, Inc., a New York Corporation

Vera Licensing, Inc., a Nevada corporation

Vera Linen Manufacturing, Inc., a Delaware corporation