Form 10-Q
period 1995-04-01
SALANT CORP
filed 1995-05-12
CIK 86346

UNITED  STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                             Washington, D.C.
20549



                                                      FORM 10-Q



(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 1, 1995.



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

Yes   X     No



As of May 11, 1995 there were outstanding 14,480,092 shares of the Common Stock of the registrant.

TABLE OF CONTENTS





													 Page



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

(Unaudited)

(Amounts in thousands except per share data)







			    Three Months Ended



                    			  April 1,	  April 2,
            	       		    1995 	       1994





Net sales	                	$ 103,801	$  89,858

Cost of goods sold		          81,334	   67,752

Gross profit	        	 	      22,467      22,106

Selling, general and
 administrative expenses	 	 	(20,400)   	(18,981)

Royalty income,
 net of related expenses 			    1,430	     1,495

Goodwill amortization        			(641)     	(549)

Other income            			       57	        520

Income from continuing operations
 before interest and taxes 		 	 2,913      4,591

Interest expense, net		     	    4,571	    3,365

Income/(loss) from continuing
 operations before income taxes	 	(1,658)   1,226

Income taxes			                      41	       66

Income/(loss) from continuing
 operations 	                    		(1,699)   	1,160

Loss from discontinued operations		    -       (76)

Net income/(loss)                 	$(1,699)  	$1,084

Earnings/(loss) per share:

Income/(loss) per share from continuing
    operations	                  $   (0.11) 	$    0.08

   Loss per share from
 discontinued operations			              -       (0.01)

   Net income/(loss) per share 			$   (0.11)	$    0.07



Weighted average common stock
 and common stock equivalents
 outstanding                   			   15,008 	   15,137






See Notes to Condensed Consolidated Financial Statements.



Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)








                            April 1,               April 2,
                             	1995   	December 31,  1994
                       	 (Unaudited)	     1994   	(Unaudited)



ASSETS

Current Assets:

 Cash and cash equivalents	$          1,907  $    1,965	 $ 4,383

  Accounts receivable, net (Note 3)	 31,032     	36,583   23,419

  Inventories (Note 4)               149,240    124,599	 111,928

  Prepaid expenses and
   other current assets	               5,472	     5,264    3,471

  Net assets of discontinued
          operations	                    -	          -     10,677

         Total Current Assets	       187,651     168,411	 153,878

Property, Plant and Equipment,
 net                                 	28,351     	27,460  	 26,892

Other Assets                          70,806      71,345    67,541

Total Assets                      $  286,808 $   267,216 $ 248,311

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Loans payable (Note 3)         	$   44,664      23,906  $     -

  Accounts payable                   	34,459     	28,593 	  24,680

  Accrued liabiliies                 	14,003     	18,848 	  13,431

  Net liabilities of discontinued
   operations (Note 2)             	339        	816     	-

  Current portion of long term
   debt (Note 5)	                    -          -     	3,600

  Reserve for business restructuring	     -           -	     1,155

         Total Current Liabilities	   93,465      72,163	   42,866

Long Term Debt                      	109,908    	109,908	  108,251

Deferred Liabilities                 	13,475     	13,479	   16,762

Shareholders' Equity

   Common stock                      	15,242     	15,242    15,212

   Additional paid-in capital       	107,017    	107,017	  106,976

   Deficit                          	(50,025)    (48,326)  (39,376)

   Excess of additional pension
    liability over unrecognized
    prior service cost                 	(773)      	(773)    	(986)

   Accumulated foreign currency
    translation adjustment              	113	        120       220

   Less - treasury stock, at cost 	   (1,614)     (1,614) 	 (1,614)

Total Shareholders' Equity            69,960      71,666	   80,432

Total Liabilities and
     Shareholders' Equity        	$  286,808	$   267,216	 $248,311


See Notes to Condensed Consolidated Financial Statements.

Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands)





	 								    Three Months Ended

                                     	  April 1,	  April 2,
   	                                       1995 	     1994




Cash Flows from Operating Activities:

Income/(loss) from continuing operations	$  (1,699) 	$   1,084

Adjustments to reconcile income/(loss) from continuing operations to net cash used in operating activities:

    Depreciation                            	1,290      	1,277
    Amortization of intangibles              	 641      	  549

    Change in operating assets and liabilities:

       Accounts receivable	                  5,551	      1,199
       Inventories                        	(24,641)    	(8,343)
       Prepaid expenses and other
         current assets                     	 (208)       	692
       Other assets                          	(103)        	22
       Accounts payable                    	 5,866     	 2,956
       Accrued liabilities and reserve for
        business restructuring             	(4,845)    	(9,279)
       Deferred liabilities	                    (4)	        (4)

Net cash used in operating activities	      (18,152)	    (9,847)



Cash Flows from Investing Activities:

Capital expenditures                        	(2,206)      	(835)
Proceeds from sale of assets	                    26	         40

Net cash used in investing activities	       (2,180)	      (795)

Cash Flows from Financing Activities:

Net short-term borrowings                    	20,758	         -

Exercise of stock options                        (7)         446

Net cash provided by financing activities	    20,751	        446

Net cash provided by/(used in)
 continuing operations                          	419    	(10,196)

Cash used in discontinued operations	           (477) 	     (177)

Net decrease in cash and
  cash equivalents                              	(58)    (10,373)

Cash and cash equivalents -
 beginning of year	                            1,965      14,756

Cash and cash equivalents -
 end of first quarter                         $1,907     	$4,383



Supplemental disclosures of cash flow information:



Cash paid during the year for:

    Interest                             $     7,516 	$    6,436

    Income taxes                         	$      106 	$       50










See Notes to Condensed Consolidated Financial Statements



SALANT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Thousands of Dollars)

(Unaudited)



Note 1.  Basis of Presentation and Consolidation



The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant's Vera Scarf Division.)
 In February 1995, Salant discontinued its Vera Scarf Division. As further described in Note 2, the Condensed Consolidated Financial Statements and the Notes thereto treat the Vera Scarf Division as a discontinued operation, and, consistent with the financial statements for 1994, the financial results of the Vera Scarf Division are not included in the presentation of income/(loss) from continuing operations. In addition, the net assets and/or net liabilities of the discontinued operations have been separately classified in the Condensed Consolidated Balance Sheets.



The results of operations for the three months ended April 1, 1995 and April 2, 1994 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.



Certain reclassifications were made to the 1994 unaudited
Condensed Consolidated Financial Statements to conform with the 1995 presentation.



Income/(loss) per share is based on the weighted average number of common shares (including shares to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share for the three months ended April 1, 1995 did not include common stock equivalents, as their effect would have been anti-dilutive.



Note 2.   Discontinued Operations



In February 1995, the Company discontinued the Vera Scarf
Division, which imports and markets women's scarves. The loss from operations of the Division in the prior year (for the three months ended April 2, 1994) was $76.



Net sales of the Division were $916 and $1,488 for the three months ended April 1, 1995 and April 2, 1994, respectively. The net assets and/or net liabilities of the discontinued operations have been reclassified on the balance sheets as net assets or net liabilities of discontinued operations and consist principally of accounts receivable, inventory and accrued losses for the phase-out period.

Note 3.  Loans Payable and Factor Advances



The Company has entered into an agreement with a factor, whereby it sells, without recourse, an interest in a defined pool of eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from factor have been offset against advances from the factor in the accompanying balance sheets. The amounts which have been offset amounted to $22,006 at April 1, 1995, $9,324 at December 31, 1994, and $24,326 at April 2, 1994.





Note 4.  Inventories

                      	April 1,	December  31, 	April 2,
	                       1995 	      1994 	       1994



Finished goods      	$  86,955 	$  70,882 	$  71,731

Work-in-process	        33,557    	28,298    	24,667

Raw materials and
 supplies          	    28,728     25,419     15,530

                    	$ 149,240 	$ 124,599 	$ 111,928




Note 5. Current Portion of Long Term Debt



In May 1994, the Company purchased and retired $3,600 of its 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes") in an open market transaction at a price below the principal amount thereof. Consequently, the purchased Secured Notes have been classified as the current portion of long term debt on the prior year's financial statements.





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



Results of Operations



The following discussion compares the operating results of the Company for the three months ended April 1, 1995 with the operating results for the three months ended April 2, 1994. In February 1995, the Company discontinued its Vera Scarf Division.
 The financial statements included in this report treat the Vera Scarf Division as a discontinued operation, the effect of which is to exclude the results of operations of the Vera Scarf Division from the Company's results from continuing operations for each fiscal period presented. See "Notes to the Condensed Consolidated Financial Statements --- Note 2."





		(dollars in millions)

		  Three months ended

                                		April 1,           April 2,
                              		   1995                1994


Net sales	                      	$103.8	              $89.9
Gross profit		                    $22.5             	 $22.1
Gross margin percentage	   	       21.6%	              24.6%
EBITDA (a)		                       $4.8	               $6.4




(a) Earnings before interest, taxes, depreciation and amortization.



For the first quarter of 1995, net sales amounted to $103.8 million, a 15.5% increase over net sales of $89.9 million in the comparable 1994 quarter. The increase was due to significant sales increases in men's sportswear, jeans and slacks achieved by the Company's Perry Ellis, Texas Apparel and Thomson divisions as well as the JJ. Farmer Division which was acquired in June 1994. These increases were partially offset by a reduction in sales of women's junior denim products. Notwithstanding the popularity of casualwear, which contributed to a slight decrease in the overall dress shirt market in 1994, the Company's dress shirt sales increased in the first quarter of 1995, as compared to the first quarter of 1994. In June 1994, the Company signed a new license agreement for dress shirts to be produced and sold under the GANT label.



Net sales by category and percent of total net sales for the first quarter of 1995 as compared to the first quarter of 1994 was:




                        (dollars in millions)

                     		          Three months ended
                       		 April 1, 1995        April 2, 1994






Dress Shirts and
 Accessories (a)	        		$ 42.0    40.4%	    $ 40.3   44.8%

Sportswear (b)         			   27.4    26.4%	      18.0   20.1%

Bottoms (c)            			   24.3    23.5%	      19.7   21.9%

Other	 (d)	              	   10.1     9.7%  	    11.9   13.2%



	Total	                      $103.8   100%    	 $ 89.9   100%




(a) Includes the Fashion Shirt Group, the dress shirt portions of the Manhattan Apparel Group and Perry Ellis Division and the
Salant Accessories Division.

(b) Includes the Sportswear portions of the Perry Ellis Division and Manhattan Apparel Group and the JJ. Farmer Division.

(c) Includes the Thomson and Texas Apparel Divisions.

(d) Includes the Children's Apparel Group, Made in the Shade
Division and the Retail Stores Division.



Gross profit as a percentage of net sales decreased to 21.6% ($22.5 million) in the first quarter of 1995 from 24.6% of net sales ($22.1 million) in the comparable 1994 quarter. The reduction in gross profit as a percentage of net sales was incurred primarily in men's dress shirts, neckwear and slacks and in denim-based products. The cause of the reduction was (a) continuing pressure on selling prices, which is expected to continue, and (b) higher costs of manufacturing in our domestic dress shirt facilities and our recently closed jeans laundry in Texas. Based on recent improvements in our dress shirt facilities as well as a new laundry facility currently under construction in Mexico, we do not expect the higher manufacturing costs to continue.



Selling, general and administrative expenses as a percentage of net sales decreased to 19.7% ($20.4 million), as compared to the first quarter of 1994, when such expenses amounted to 21.2% of net sales ($19.0 million).



Other income for the first quarter of 1994 included a $500 thousand insurance reimbursement for legal fees and expenses incurred in prior years.



For the first quarter of 1995, income from operations (before net interest expense of $4.6 million) was $2.9 million, or 2.8% of net sales. For the first quarter of 1994, income from operations (before net interest expense of $3.4 million) was $4.6 million, or 5.1% of net sales. Income from operations as a percentage of net sales was lower in 1995 primarily as a result of continuing gross margin pressures as indicated above.



Net interest expense for the first quarter of 1995 amounted to $4.6 million as compared to $3.4 million in the prior year's first quarter. The increase in interest expense was primarily due to a higher average outstanding loan balance and increases in the interest rate on the Company's working capital facility.



As a result of the above, the net loss for the 1995 first quarter was $1.7 million, or $0.11 per share, compared with net income of $1.1 million, or $0.07 per share, for the first quarter of 1994. There were 15,007,632 weighted average common shares outstanding in the first quarter of 1995, compared to 15,137,328 weighted average common shares and common share equivalents outstanding in the first quarter of 1994.



Liquidity and Capital Resources



 The Company is a party to a revolving credit, factoring and security agreement, as amended, (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing in the form of direct borrowings and letters of credit, up to an aggregate of $135 million during certain periods of 1995 (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the prime rate of Chemical Bank (the "Prime Rate") (which prime rate was 9.0% at April 1, 1995). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of April 1, 1995, direct borrowings and letters of credit outstanding under the Agreement were $44.7 million and $37.9 million, respectively, and the Company had unused availability of $7.3 million. As of April 2, 1994, there were no direct borrowings, letters of credit outstanding under the Credit Agreement were $35.9 million, and the unused availability amounted to $26.9 million. The average interest rate on borrowings for the three months ended April 1, 1995 and April 2, 1994 was 9.4% and 6.3%, respectively.



The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required (i) during the year, to maintain minimum levels of working capital and stockholders' equity and to satisfy a maximum cumulative net loss test and (ii) at year end, to satisfy a ratio of total liabilities to stockholders' equity and a fixed charge coverage ratio. At April 1, 1995, the Company was in compliance with all financial covenants as indicated below:





	 Covenant	April 1, 1995

Credit Agreement Covenants	 Level 	 Actual Level




Working Capital     		$    85.0 million		$   94.2 million

Stockholders' Equity		$    65.0 million		$   70.0 million

Maximum Loss         	$   (10.0) million	$   (1.6) million  (a)


(a) In accordance with the Credit Agreement, maximum loss excludes any write-off of goodwill in the 1994 fiscal year.



The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994. The Company has complied with this covenant for the period February 1, 1994 through January 31, 1995.



At the end of the first quarter of 1995, the Company's short term borrowings were $20.8 million higher than such borrowings at the end of 1994. The increase in borrowings was primarily the result of an increase in inventories of $24.6 million to provide for businesses entered into in 1994 and in anticipation of higher sales in the second quarter of 1995, including the initial shipments of the new Sears' Canyon River Blues program for men and boys. Capital expenditures in the first quarter of 1995 were $2.2 million, related primarily to the creation of Perry Ellis shops in department stores, additional showroom and office space in New York City and a new jeans laundry facility currently under construction in Mexico, as compared to $800 thousand in the first quarter of 1994. Capital expenditures for 1995 are anticipated to be approximately $6-7 million.



Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement.



Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement, will be adequate to meet its financing requirements for the remainder of 1995. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

PART II.  OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



Reports on Form 8-K



During the first quarter of 1995, the Company filed one Form
8-K, dated March 2, 1995, reporting an amendment to the Revolving Credit, Factoring and Security Agreement, dated
September 20, 1993, between The CIT Group/Commerical Services,
Inc. and Salant Corporation.



Exhibits



Number	Description



10.27	Fourth Amendment to Credit Agreement, dated as of March 1,
1995, to the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended, between Salant
Corporation and The CIT Group/Commercial Services, Inc.



10.28	Letter Agreement, dated April 12, 1995, amending the
Employment Agreement, dated June 1, 1993, between Todd Kahn and
Salant Corporation.



27	Financial Data Schedule

SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







	SALANT CORPORATION







Date:   May 12, 1995 	/s/ Richard P. Randall



	Richard P. Randall



	Senior Vice President

	and Chief  Financial Officer

	(Principal Financial Officer)