Form 10-Q
period 1995-07-01
SALANT CORP
filed 1995-08-15
CIK 86346

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



	(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 1, 1995.



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

Yes   X     No



As of August 10, 1995, there were outstanding 14,645,092 shares of the Common Stock of the registrant.

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



SIGNATURE















Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)





	  Three Months Ended 	     Six Months Ended



	                               July 1,	     July 2,	   July 1,
 July 2,

	                                 1995 	    1994 	    1995
1994


Net sales	                   $ 122,061	      $  88,184	$
225,862	$ 178,041



Cost of goods sold 	            97,540	         69,317
178,874	   137,069



Gross profit	                       24,521	         18,867
46,988 	    40,972



Selling, general and

 administrative expenses	(20,301)      (18,461)	    (40,702)
(37,442)

Royalty income, net of

 related expenses 	              1,278	          1,320	       2,708 	      2,815

Goodwill amortization	               (649)	(567)	      (1,290)
  (1,116)

Other income	                            220	            309
     277	         829



Income from continuing

 operations before interest,

  income taxes and

 extraordinary gain	               5,069           1,468
7,981	      6,058



Interest expense, net            	    4,655	 3,921
9,225            7,286



Income/(loss) from

 continuing operations

 before income taxes

 and extraordinary gain	       414	 (2,453)        (1,244)
(1,228)



Income taxes	                               22	        69	  63
       134



Income/(loss) from

 continuing operations

 before extraordinary gain	       392	  (2,522)       (1,307)
   (1,362)



Loss from discontinued

operations	                               --
(219)            --	         (294)

Extraordinary gain	                  --	              63
--	         63



Net income/(loss)             	$   392	     $  (2,678)	  $
(1,307)	 $  (1,593)



Earnings/(loss) per share:



   Income/(loss) per share

   fromcontinuing

   operations before

    extraordinary gain	          $    0.03     $   (0.17)     $
(0.09) 	  $   (0.09)

   Loss per share from

    discontinued   operations          - 	         (0.01)
 - -  	      (0.02)

   Income per share from

    extraordinary gain	                -- 	            --
 --  	       --



Net income/(loss) per share 	$    0.03 	$   (0.18)	$   (0.09)
$   (0.11)



Weighted average

    common stock and

   common stock

   equivalents

   outstanding 	                            15,095 	   14,988
15,008  	    14,902






See Notes to Condensed Consolidated Financial Statements.





Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)





	   July 1,		   July 2,

	1995 	December 31,	1994

	 (Unaudited)	       1994 	(Unaudited)


ASSETS

Current Assets:



  Cash and cash equivalents	               $    1,726	$
1,965	 $    1,610

  Accounts receivable, net (Note 3)	       44,358	     36,583
  28,793

  Inventories (Note 4)                              153,598
124,599	    125,945

  Prepaid expenses and

   other current assets	                 6,142	         5,264
           4,411

  Net assets of

   discontinued operations	        --	                       --

             10,950



         Total Current Assets        205,824	     168,411
  171,709



Property, Plant and

 Equipment, net	                28,821	        27,460
27,538



Other Assets	                          70,425	        71,345
      72,841



         Total Assets	              305,070	      267,216
 272,088



LIABILITIES AND

 SHAREHOLDERS'

 EQUITY

Current Liabilities:

  Loans payable (Note 3)	$   61,762	   $    23,906	       $
26,487

  Accounts payable	                30,790	         28,593
   24,551

  Accrued liabilities	                18,543	         18,848
      15,790

  Net liabilities of

  discontinued

   operations (Note 2)                      227
816	               --

  Reserve for business

    restructuring	                       --	               --
           880



         Total Current

        Liabilities                          111,322
72,163             67,708



Long Term Debt (Note 5)	    109,908	        109,908
109,842

Deferred Liabilities	                  13,398	          13,479
16,757



Shareholders' Equity

   Common stock	                  15,242	           15,242
    15,232

   Additional paid-in capital	    107,017               107,017
       107,001

   Deficit	                           (49,633)
(48,326)	          (42,056)

   Excess of additional

   pension   liability

   over unrecognized

    prior service cost	                    (773)
(773)    	  (986)

   Accumulated foreign

    currency

    translation adjustment	          203	              120
        204

   Less - treasury stock,

  at cost 			       (1,614)	          (1,614)	           (1,614)



         Total Shareholders' Equity	    70,442	     71,666
77,781



         Total Liabilities and

          Shareholders' Equity	          $  305,070	$  267,216
$ 272,088








See Notes to Condensed Consolidated Financial Statements.







Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

					     Six Months Ended

                                                	   July 1,
         July 2,

	                                                   1995
         1994


Cash Flows from Operating Activities:

Loss from continuing operations	        $  (1,307)	$   (1,362)

Adjustments to reconcile loss from

 continuing operations to net cash used

 in operating activities:

    Depreciation	                                     2,591
           2,588

    Amortization of intangibles                          1,290
               1,116

    Change in operating

    assets and liabilities:

       Accounts receivable			(7,775)                (4,175)

       Inventories      			          (28,999)     	  (20,609)

       Prepaid expenses and

        other current assets			   (878)		       (157)

       Other assets	   			   (370)	                (1,056)

       Accounts payable	 			 2,197	                  2,827

       Accrued liabilities and

       reserve for

        business restructuring			 (222)		    (7,184)

       Deferred liabilities	            	   (81)
     (8)



Net cash used in operating activities	          (33,554)
(28,020)



Cash Flows from Investing Activities:

Capital expenditures	                              (4,055)
       (2,510)

Acquisition					--		   (5,578)

Proceeds from sale of assets	   	          103
265



Net cash used in

   investing activities			      (3,952)	              (7,823)



Cash Flows from

   Financing Activities:

Net short-term borrowings	                   37,856
26,487

Retirement of long-term debt			--	              (3,537)

Exercise of stock options	                      --
   491



Net cash provided by

  financing activities			       37,856	              23,441



Net cash provided by/(used in)

   continuing operations			350	            (12,402)



Cash used in

   discontinued operations	                      (589)
     (744)



Net decrease in cash

  and cash equivalents				(239)	            (13,146)



Cash and cash equivalents

  beginning of year	 			  1,965   	   14,756



Cash and cash equivalents

  end of first half				 $ 1,726	    $1,610



Supplemental disclosures

 of cash flow information:



Cash paid during

 the period for:

    Interest					 $   9,831	$   7,558



    Income taxes				 $      59	$      87








See Notes to Condensed Consolidated Financial Statements

SALANT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands of Dollars, Except Share Data)

(Unaudited)



Note 1.  Basis of Presentation and Consolidation



The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant's Vera Scarf Division.) In February 1995, Salant discontinued its Vera Scarf Division. As further described in Note 2, the Condensed Consolidated Financial Statements and the Notes thereto treat the Vera Scarf Division as a discontinued operation, and, consistent with the financial statements for 1994, the financial results of the Vera Scarf Division are not included in the presentation of income from continuing operations. In addition, the net assets and/or net liabilities of the discontinued operations have been separately classified in the Condensed Consolidated Balance Sheets.



The results of operations for the three and six months ended July 1, 1995 and July 2, 1994 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.



Certain reclassifications were made to the 1994 unaudited
Condensed Consolidated Balance Sheet to conform with the 1995 presentation.



Income/(loss) per share is based on the weighted average number of common shares (including 761,840 shares to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share for the three months ended July 2, 1994 and six months ended July 1, 1995 and July 2, 1994 did not include common stock equivalents, as their effect would have been anti-dilutive.



Note 2.   Discontinued Operations



In February 1995, the Company discontinued the Vera Scarf
Division, which imports and markets women's scarves. The loss from operations of the Division in the prior year (for the three and six months ended July 2, 1994) was $219 and $294, respectively.



Net sales of the Division were $597 and $1,131 for the three months ended July 1, 1995 and July 2, 1994, respectively. Net sales of the Division were $1,513 and $2,619 for the six months ended July 1, 1995 and July 2, 1994, respectively. The net assets and/or net liabilities of the discontinued operations have been reclassified on the balance sheets as net assets or net liabilities of discontinued operations and consist principally of accounts receivable, inventory and accrued losses for the phase-out period.

Note 3.  Loans Payable and Factor Advances



The Company has entered into an agreement with a factor, whereby it sells, without recourse, an interest in a defined pool of eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from factor have been offset against advances from the factor in the accompanying balance sheets. The amounts which have been offset amounted to $31,402 at July 1, 1995, $9,324 at December 31, 1994, and $11,536 at July 2, 1994.









Note 4.  Inventories

	    		July 1,		December  31,		July 2,

	       		1995 	      		1994 		1994


Finished goods 	$   88,792	$   70,882		$   79,498

Work-in-Process	     35,305	     28,298		     28,766

Raw materials

 and supplies	    	     29,501	     25,419	   	     17,681

			$ 153,598	$ 124,599		$ 125,945






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



Results of Operations



The following discussion compares the operating results of the Company for the three and six months ended July 1, 1995 with the operating results for the three and six months ended July 2, 1994. In February 1995, the Company discontinued its Vera Scarf Division. The financial statements included in this report treat the Vera Scarf Division as a discontinued operation, the effect of which is to exclude the results of operations of the Vera Scarf Division from the Company's results from continuing operations for each fiscal period presented. See "Notes to the Condensed Consolidated Financial Statements --- Note 2."





The following table sets forth certain financial data for the three and six months ended July 1, 1995 and July 2, 1994:








(dollars in millions)

                                                Three months
ended                 Six months ended

                                                  July 1,
July 2,                  July 1,       July 2,

                                                   1995
1994                    1995         1994


Net sales			$122.1		$88.2		$225.9		$178.0

Gross profit			$  24.5		$18.9		$  47.0		$  41.0

Gross margin percentage 	    20.1%	 21.4%		    20.8%	    23.0%

EBITDA (a)			$   7.4		$ 2.0		$  11.9		$    9.8






(a) Earnings before interest, taxes, depreciation and amortization.



Second Quarter 1995 Compared to Second Quarter 1994



For the second quarter of 1995, net sales amounted to $122.1 million, a 38.4% increase over net sales of $88.2 million in the comparable 1994 quarter. The increase was due to significant sales increases in each of the Company's major product lines: dress shirts and accessories; sportswear; slacks, jeans and shorts; and, other products.



Sales of the Company's dress shirts and accessories increased 19.2%, notwithstanding the popularity of casualwear, which contributed to a slight decrease in the overall U.S. dress shirt market in 1994. The increase in the Company's dress shirt sales is partly attributable to a new license agreement for dress shirts produced and sold under the GANT label, which the Company signed in June 1994.



Sales of the Company's sportswear increased 105.8% due to the success of the Perry Ellis and Manhattan casual lines.
Additionally, sportswear sales also reflect the addition of the JJ. Farmer Division which was acquired in June 1994.



Sales of the Company's slacks, jeans and shorts increased 43.8% due to the start of shipments to Sears, Roebuck & Co. of the new
Canyon River Blues denim apparel program for men and boys in the second quarter of 1995.



Sales of the Company's other products increased 16.2% due to the continued popularity of the Company's children's lines and to an increase in the number of retail stores operated by the Company
(from 57 at July 2, 1994 to 70 at July 1, 1995).



The following table sets forth net sales by category and percentage of total net sales for the second quarter of 1995 as compared to the second quarter of 1994:





			              		 (dollars in millions)

				           		Three months ended

		 			July 1, 1995             July 2, 1994


Dress Shirts and Accessories (a)	$45.0	 36.9%		$37.8	 42.9%

Sportswear (b)			  	  28.4	 23.3%		  13.8	 15.6%

Slacks, Jeans and Shorts (c)		  32.2	 26.3%		  22.4	 25.4%

Other	 (d)	   			  16.5 	 13.5%	    	  14.2	 16.1%



	Total				$122.1	  100%		$ 88.2	  100%






(a) Includes the Fashion Shirt Group, the dress shirt portions of the Manhattan Apparel Group and Perry Ellis Division and the
Salant Accessories Division.

(b) Includes the Sportswear portions of the Perry Ellis Division and Manhattan Apparel Group and the JJ. Farmer Division.

(c) Includes the Thomson and Texas Apparel Divisions.

(d) Includes the Children's Apparel Group, Made in the Shade
Division (a women's junior sportswear business) and the Retail
Stores Division.



Gross profit as a percentage of net sales decreased to 20.1% ($24.5 million) in the second quarter of 1995 from 21.4% of net sales ($18.9 million) in the comparable 1994 quarter. The reduction in gross profit as a percentage of net sales occurred primarily in men's dress shirts and slacks and in denim-based products. The cause of the reduction was (a) ongoing pressure on selling prices, which is expected to continue and (b) additional sales at lower gross profit margins, which benefited income by reducing selling, general and administrative expenses as a percentage of net sales. Gross profit was positively affected by the decrease in certain manufacturing costs due to the devaluation of the Mexican peso.



Selling, general and administrative expenses as a percentage of net sales decreased to 16.6% ($20.3 million), as compared to the second quarter of 1994, when such expenses amounted to 20.9% of net sales ($18.5 million). The decrease in such expenses as a percentage of net sales was primarily attributable to fixed costs which do not vary with sales.



For the second quarter of 1995, income from continuing operations (before net interest expense of $4.7 million) was $5.1 million, or 4.2% of net sales. For the second quarter of 1994, income from continuing operations (before net interest expense of $3.9 million) was $1.5 million, or 1.7% of net sales. Income from continuing operations as a percentage of net sales was higher in 1995 primarily as a result of the lower selling, general and administrative expenses as a percentage of net sales, as described above, as offset by the continuing gross margin pressures as indicated above.



Other income for the second quarter of 1995 included a $200 thousand insurance reimbursement for legal fees and expenses incurred in prior years.



Net interest expense for the second quarter of 1995 amounted to $4.7 million as compared to $3.9 million in the prior year's second quarter. The increase in interest expense was primarily due to a higher average outstanding loan balance and increases in the interest rate on the Company's working capital facility. Net interest expense includes $400 thousand interest income receivable from the Internal Revenue Service as interest on refunds of taxes for prior years.



As a result of the above, net income for the 1995 second quarter was $0.4 million, or $0.03 per share, compared with a net loss of $2.7 million, or $0.18 per share, for the second quarter of 1994.



Year to Date 1995 Compared to Year to Date 1994



For the six months ended July 1, 1995, net sales amounted to $225.9 million, a 26.9% increase over net sales of $178.0 million for the six months ended July 2, 1994. The increase was due to significant sales increases in each of the Company's major product lines: dress shirts and accessories; sportswear; slacks, jeans and shorts; and, other products.



The Company experienced sales increases of 11.5% in its dress shirts and accessories products, 74.9% in its sportswear products and 34.2% in its slacks, jeans and shorts products.
The reasons for such increases are substantially the same as the reasons described above for the increases experienced in the second quarter of 1995 compared to the same period in 1994.

The following table sets forth net sales by category and percentage of total net sales for the first half of 1995 as compared to the first half of 1994:







     			                                    (dollars in millions)

					              Six  months ended

					 July 1, 1995               July 2, 1994


Dress Shirts and Accessories (a)	$  87.0	  38.5%	$ 78.0	 43.8%

Sportswear (b)				   55.8	  24.7%	   31.9	 17.9%

Slacks, Jeans and Shorts (c)		   56.5	  25.0%	   42.1	 23.7%

Other (d)	   			   26.6	  11.8% 	   26.0	 14.6%



Total					$ 225.9  100%	 	$178.0	  100%






(a) Includes the Fashion Shirt Group, the dress shirt portions of the Manhattan Apparel Group and Perry Ellis Division and the
Salant Accessories Division.

(b) Includes the Sportswear portions of the Perry Ellis Division and Manhattan Apparel Group and the JJ. Farmer Division.

(c) Includes the Thomson and Texas Apparel Divisions.

(d) Includes the Children's Apparel Group, Made in the Shade
Division (a women's junior sportswear business) and the Retail
Stores Division.



Gross profit as a percentage of net sales decreased to 20.8% ($47.0 million) in the first half of 1995 from 23.0% of net sales ($41.0 million) in the comparable 1994 period. The reduction in gross profit as a percentage of net sales was incurred primarily in men's dress shirts, slacks and jeans. The cause of the reduction was the same as discussed for the second quarter above, as well as higher costs of manufacturing in the first quarter of 1995 in our domestic dress shirt facilities and our recently closed jeans laundry in Texas. Based on recent improvements in our dress shirt facilities as well as a new laundry facility which commenced operations in Mexico on July 8, 1995, we do not expect the higher manufacturing costs to continue. Gross profit was positively affected by the decrease in certain manufacturing costs due to the devaluation of the Mexican peso.



Selling, general and administrative expenses as a percentage of net sales decreased to 18.0% ($40.7 million), as compared to the first half of 1994, when such expenses amounted to 21.0% of net sales ($37.4 million). The decrease in such expenses as a percentage of net sales was primarily attributable to fixed costs which do not vary with sales.



Other income for the six months ended July 1, 1995 and July 2, 1994, included $200 thousand and $500 thousand, respectively, for an insurance reimbursement for legal fees and expenses incurred in prior years.



For the first half of 1995, income from continuing operations (before net interest expense of $9.2 million) was $8.0 million, or 3.5% of net sales. For the first half of 1994, income from continuing operations (before net interest expense of $7.3 million) was $6.1 million, or 3.4% of net sales. Income from continuing operations as a percentage of net sales was higher in 1995 primarily for the same reasons as the second quarter.



Net interest expense for the first half of 1995 amounted to $9.2 million as compared to $7.3 million in the prior year's first half. The increase in interest expense was due to the same reasons as discussed for the second quarter.



As a result of the above, the net loss for the six months ended
July 1, 1995 was $1.3 million, or $0.09 per share, compared with a net loss of $1.6 million, or $0.11 per share, for the six months ended July 2, 1994.



Liquidity and Capital Resources



 The Company is a party to a revolving credit, factoring and security agreement, as amended, (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing in the form of direct borrowings and letters of credit, up to an aggregate of $135 million during certain periods of 1995 (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the prime rate of Chemical Bank (the "Prime Rate") (which prime rate was 9.0% at July 1, 1995). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of July 1, 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $61.8 million and $29.1 million, respectively, and the Company had unused availability of $5.6 million. As of July 2, 1994, direct borrowings and letters of credit outstanding under the Credit Agreement were $26.5 million and $40.2 million, respectively, and the unused availability amounted to $23.1 million. The average interest rate on borrowings for the six months ended July 1, 1995 and July 2, 1994 was 9.8% and 6.9%, respectively.



At the end of the first half of 1995, the Company's short term borrowings were $35.3 million higher than such borrowings at the end of the first half of 1994. The increase in borrowings was primarily the result of an increase in inventories to provide for businesses entered into in 1994 and in anticipation of higher sales in the third quarter of 1995, including continuing shipments of the new Sears' Canyon River Blues program for men and boys which began in the second quarter of 1995.



As a result of the increase in sales anticipated in the third quarter of 1995 and the related increase in inventory described above, the Company entered into an agreement (the "Amendment") with CIT, as referenced in Exhibit 10.30 to this Form 10-Q, amending the Credit Agreement. The Amendment provides for, among other things, an increase in the aggregate limitation on direct borrowings and letters of credit for the months of August, September and October from $132 million, $128 million and $120 million, respectively, to $135 million, $135 million and $130 million, respectively. CIT also agreed to provide the Company with funds under the Seasonal Overadvance Subfacility provided for in the Credit Agreement during the month of August for a one-time fee of $126 thousand and a factoring commission surcharge of one percent (1%) in excess of the factoring commission otherwise due under the Credit Agreement up to an aggregate amount of $224 thousand. In addition, CIT waived a default as a result of the Company's reduction of borrowings based on inventory on July 31, 1995 instead of July 10, 1995.



The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required (i) during the year, to maintain minimum levels of working capital and stockholders' equity and to satisfy a maximum cumulative net loss test and (ii) at year end, to satisfy a ratio of total liabilities to stockholders' equity and a fixed charge coverage ratio. At July 1, 1995, the Company was in compliance with all financial covenants as indicated below:







	 Covenant	 			 July 1, 1995

Credit Agreement		 Covenants Level 	 	Actual Level


Working Capital		$    85.0 million		$  94.5 million

Stockholders' Equity		$    65.0 million		$  70.4  million

Maximum Loss		$   (10.0) million		positive income  (a)






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



Capital expenditures in the first half of 1995 were $4.1 million, relating primarily to the creation of Perry Ellis shops in department stores, showroom and office space in New York City and a new jeans laundry facility in Mexico, as compared to $2.5 million in the first half of 1994. Capital expenditures for 1995 are anticipated to be approximately $6-7 million.



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

PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



	(a) The annual meeting of the Company's shareholders was held on May 9, 1995.



	(b) The shareholders approved the election of three Directors for a three-year term expiring at the 1998 Annual Meeting of the Company's shareholders, with the votes for such election as follows:







    Director                            For
Withheld


Mr. Craig M. Cogut	     12,588,275   	118,182

Mr. Bruce F. Roberts	     12,587,235	  	119,182

Mr. Marvin Schiller	     12,585,692		120,765






	(c) The shareholders ratified the reappointment of Deloitte & Touche as the Company's independent accountants for the fiscal year 1995. The votes for the ratification were 12,640,951, the votes against the ratification were 35,130 and the votes abstained were 30,376.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



Reports on Form 8-K



During the second quarter of 1995, the Company did not file any reports on Form 8-K.



Exhibits



Number	Description



10.29	Fifth Amendment to Credit Agreement, dated as of June 28,
1995, to the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended, between Salant
Corporation and The CIT Group/Commercial Services, Inc.

10.30	Sixth Amendment to Credit Agreement, dated as of August
15, 1995, to the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended, between Salant Corporation and The CIT Group/Commercial Services, Inc.

10.31	Letter from The CIT Group/Commercial Services, Inc., dated
as of July 11, 1995, regarding the waiver of a default.

10.32	Letter Agreement between Salant Corporation and The CIT
Group/Commercial Services, Inc. dated as of July 11, 1995, regarding the Seasonal Overadvance Subfacility.

27	Financial Data Schedule





SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







	SALANT CORPORATION







Date:       August 15, 1995      	/s/   Richard P. Randall



	Richard P. Randall



	Senior Vice President

	and Chief  Financial Officer

	(Principal Financial Officer)