Form 10-Q
period 1995-09-30
SALANT CORP
filed 1995-11-09
CIK 86346

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-Q



(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1995.



OR



[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934



For the transition period from             to



Commission file number 1-6666



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

Yes   X     No



As of November 6, 1995, there were outstanding 14,652,929 shares of the Common Stock of the registrant.

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



Item 1.  Legal Proceedings



Item 6.  Exhibits and Reports on Form 8-K





SIGNATURE

Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)









	  Three Months Ended 	     Nine Months Ended



	  Sept. 30,	     Oct. 1,	   Sept. 30,     Oct. 1,

                   	    1995 	    1994 	    1995 	    1994




Net sales         	$ 148,313  	$ 125,404 	$ 374,174 	$ 303,445


Cost of goods sold 	  114,561	    95,812    293,434    232,881

Gross profit         	 33,752	    29,592    	80,740    	70,564

Selling, general and
 administrative
 expenses           	(22,706)  	 (20,136) 	(63,407)   	(57,578)

Royalty income, net of
 related expenses      	1,270	     1,565	     3,978     	4,380

Goodwill amortization   	(643)    	(641)    	(1,933)   	(1,756)

Other income	              77	        69	       354	       898

Income from continuing
  operations before
  interest, income
  taxes and
  extraordinary gain	   11,750    	10,449	    19,732    16,508

Interest expense, net	    5,370	    4,277	   14,595	   11,563

Income from continuing
 operations before income
  taxes and
 extraordinary gain    	  6,380	     6,172	   5,137     	4,945



Income taxes	                62	        54	      125	      188



Income from continuing
 operations before
 extraordinary gain	       6,318    	 6,118	    5,012     4,757

Loss from discontinued
 operations                  	--      	(19)	       --	     (314)

Extraordinary gain     	       --	       --	       --	       63

Net income             	$   6,318 	$   6,099 	$   5,012 	$   4,506



Earnings per share:

   Income per share from
    continuing operations
    before extraordinary
    gain                 	$    0.42 	$    0.40 	$    0.33  	$0.32

   Loss per share
   from discontinued
    operations	               -- 	       -- 	       --  	    (0.02)

  Net income per share   	$    0.42 	$    0.40 	$    0.33  	 $0.30



Weighted average common stock
 and common stock equivalents
 outstanding 	                 15,188 	   15,174 	   15,187   15,107






See Notes to Condensed Consolidated Financial Statements.Salant
Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)





	   Sept. 30,	December 31, 	Oct. 1,

	1995 	1994 	1994

	 (Unaudited)	     (*)     	(Unaudited)






ASSETS

Current Assets:

  Cash and cash equivalents      	$    1,439	$     1,965	 $    1,678

  Accounts receivable, net
  (Note 3)	                            59,674     	36,583   	 43,128

  Inventories (Note 4)                	144,875    	124,599	  124,915

  Prepaid expenses and
   other current assets                  	6,338	      5,264	     3,760

  Net assets of discontinued
  operations	                              --	         --	      10,764

         Total Current Assets          	212,326     168,411	   184,245



Property, Plant and Equipment, net     	  26,995     	27,460  	 27,673

Other Assets                              70,938	     71,345	   72,458

         Total Assets	                 $  310,259	$   267,216	  $  284,376

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Loans payable (Note 3)              	$   58,388	   $    23,906	 $ 28,321

  Accounts payable                        	32,874         	28,593	  29,619

  Accrued liabilities                     	19,621         	18,848	  15,401
  Net liabilities of discontinued
   operations (Note 2)                       	407            	816    	--

  Reserve for business restructuring	        --	             --	       612

   Total Current Liabilities             	111,290          	72,163	  73,953



Long Term Debt (Note 5)	                  109,908         	109,908	  109,842

Deferred Liabilities                       	12,436          	13,479	 16,691

Shareholders' Equity
   Common stock                            	15,242          	15,242	  15,242

   Additional paid-in capital             	107,017        	107,017	   107,017

   Deficit                                	(43,314)       	(48,326)  	(35,955)
   Excess of additional pension
    liability over unrecognized
    prior service cost                        (773)	          (773)    	(986)

   Accumulated foreign currency
    translation adjustment	                     67            	120      	 186

   Less - treasury stock, at cost 	         (1,614)	        (1,614)    (1,614)

         Total Shareholders' Equity	         76,625	         71,666	   83,890

         Total Liabilities and
          Shareholders' Equity           	$  310,259    	$   267,216 $284,376






(*) Derived from the audited financial statements.



See Notes to Condensed Consolidated Financial Statements.



Salant Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Amounts in thousands)





								    Nine Months Ended

                                       	  Sept. 30, 	    Oct. 1,
                                       	     1995  	     1994




Cash Flows from Operating Activities:
Income from continuing operations           	$   5,012   	$ 4,757

Adjustments to reconcile income from
 continuing operations to net cash used
 in operating activities:
    Depreciation                               	3,832      	3,773
    Amortization of intangibles                	1,933      	1,756
    Change in operating assets and
    liabilities:
       Accounts receivable                   	(23,091) 	 (18,510)
       Inventories                            (20,276)  	(19,577)
       Prepaid expenses and other
        current assets                        	(1,074)     	 494
       Other assets                            (1,526)	   (1,241)
       Accounts payable	                        4,281    	 7,895
       Accrued liabilities and reserve for
        business restructuring	                   773    	(7,862)
       Deferred liabilities	                   (1,043)	      (69)

Net cash used in operating activities	         (31,179)   (28,584)

Cash Flows from Investing Activities:
Capital expenditures                          	(3,475)    	(3,838)
Acquisition                                      	 --     	(5,653)
Proceeds from sale of assets	                     108	        274

Net cash used in investing activities	         (3,367)	     (9,217)

Cash Flows from Financing Activities:
Net short-term borrowings                      	34,482     	 28,321
Retirement of long-term debt                     	--        	(3,537)
Exercise of stock options                        	--           	517

Other, net	                                      (53)	          --

Net cash provided by financing activities	      34,429	      25,301

Net cash used in continuing operations          	(117)     	(12,500)

Cash used in discontinued operations	             (409)	      (578)

Net decrease in cash and cash equivalents	        (526)    	(13,078)

Cash and cash equivalents - beginning of year	    1,965      14,756



Cash and cash equivalents - end of quarter  	     $1,439  	   $1,678



Supplemental disclosures of cash flow information:



Cash paid during the period for:

    Interest                                     $   18,109	$  14,566

    Income taxes                                	$      127	$     146






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



The results of operations for the three and nine months ended September 30, 1995 and October 1, 1994 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments, of a normal recurring nature, which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.



Certain reclassifications were made to the 1994 unaudited
Condensed

Consolidated Balance Sheet to conform with the 1995 presentation.



Income per share is based on the weighted average number of common shares (including 593,503 shares to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding.



Note 2.   Discontinued Operations



In February 1995, the Company discontinued the Vera Scarf
Division, which imported and marketed women's scarves. The loss from operations of the Division in the prior year (for the three and nine months ended October 1, 1994) was $19 and $314, respectively.



Net sales of the Division were $92 and $1,516 for the three months ended September 30, 1995 and October 1, 1994, respectively, and $1,605 and $4,135 for the nine months ended September 30, 1995 and October 1, 1994, respectively. The net assets and/or net liabilities of the discontinued operations have been reclassified on the balance sheets as net assets or net liabilities of discontinued operations and consist principally of accounts receivable, inventory and accrued losses for the phase-out period.

Note 3.  Loans Payable and Factor Advances



The Company has entered into an agreement with a factor, whereby it sells, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from the factor have been offset against advances from the factor in the accompanying balance sheets. The amounts which have been offset amounted to $45,477 at September 30, 1995, $9,324 at December 31, 1994, and
$26,126 at October 1, 1994.



Note 4.  Inventories




                                   September 30, December  31,	October 1,
                              	        1995	        1994	        1994


Finished goods 	                   $    88,695   	$   70,882    	$   76,299

Work-in-Process                        	29,492       	28,298        	26,920

Raw materials and supplies	             26,688 	      25,419	        21,696

                                    	$  144,875   	$ 124,599     	$ 124,915




Note 5.  Income Taxes



On June 27, 1990, Salant and its wholly-owned subsidiary, Denton Mills, Inc. ("Denton"), each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), a separate voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Chapter 11 Cases"). By proof of claim, as amended, the Internal Revenue Service of the United States of America (the "IRS") had asserted a claim (the "IRS Claim") against Salant in the Chapter 11 Cases of approximately $5,200. The IRS Claim included approximately $3,200 of Excise Taxes. Pursuant to an interim agreement and formal written agreement, which was approved by the Bankruptcy Court on May 26, 1995, Salant will pay $100 to the IRS in full settlement of such Excise Tax claims. The balance of the IRS Claim sought the payment of (i) income taxes that were claimed to be owing for prior tax periods; (ii) withholding and FICA taxes for the tax period ended March 31, 1990; (iii) interest and penalties with respect to those taxes; and (iv) FUTA taxes for the period from January 1 through June 27, 1990. On September 25, 1995, Salant and the IRS executed a final agreement relating to such non-Excise Taxes. Pursuant to this agreement, the IRS Claim was withdrawn, and the IRS will pay Salant a net refund of approximately $875, plus net interest from June 1, 1995. The settlement of the IRS Claim will not have a material effect on the Company's consolidated financial position or results of operations.



Note 6.  Subsequent Event



The ILGWU National Retirement Fund (the "Fund") filed claims in the Chapter 11 Cases against both Salant and Denton based on both debtors' withdrawal liability (the "Fund's Claim"). The agreed amount of the Fund's Claim was $1,700, which, in accordance with the terms of the Third Amended Joint Plan of Reorganization, is to be paid in common stock of Salant ("Salant Common Stock"). Salant and the Fund were in dispute concerning the proper valuation of Salant Common Stock and, consequently, the amount of such stock necessary to pay the Fund's Claim. By order dated June 2, 1995 (the "Order"), the Honorable Cornelius Blackshear, a United States Bankruptcy Judge, determined that Salant should tender 193,298 shares of Salant Common Stock to the Fund in full satisfaction of the Fund's Claim. The Fund appealed the Order in the United States District Court for the Southern District Court of New York (the "Bankruptcy Court Appeal").



Additionally, on February 2, 1995, the Fund and two of its trustees commenced a civil action in the United States District Court for the Southern District of New York against seven subsidiaries of Salant, ILGWU National Retirement Fund et al. v. Clantexport Inc. et al., No. 95 Civ. 0722 (DAB) (the "District Court Case"). The complaint alleged, in substance, that the defendants, as wholly-owned subsidiaries of Salant, were under common control with Salant within the meaning of ERISA and applicable regulations, and thus, that they are jointly and severally liable for the withdrawal liability described above. On October 19, 1995, Salant and the Fund entered into an Agreement (the "Settlement Agreement"), settling the Fund's Claim and dismissing the Bankruptcy Court Appeal and the District Court Case. Pursuant to the Settlement Agreement, Salant agreed to tender to the Fund 212,828 shares of Salant Common Stock. In addition, if between March 11, 1996 and March 15, 1996 (the "Evaluation Period"), Salant Common Stock fails to trade at or above $8.06 on the New York Stock Exchange, Salant will tender to the Fund as additional consideration the lesser of (i) 23,000 shares of Salant Common Stock or (ii) a number of shares of Salant Common Stock that when added to the 212,828 shares previously tendered shall equal a value of $1,700. Both the Bankruptcy Court Appeal Case and the District Court Case have been dismissed. The shares to be issued in settlement of the Fund's Claim are included in the 593,503 shares to be issued pursuant to the Company's plan of reorganization discussed in
Note 2. The settlement of the Fund's Claim will not have a material effect on the Company's consolidated financial position or results of operations.

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



Results of Operations



The following discussion compares the operating results of the Company for the three and nine months ended September 30, 1995 with the operating results for the three and nine months ended October 1, 1994. In February 1995, the Company discontinued its Vera Scarf Division. The financial statements included in this report treat the Vera Scarf Division as a discontinued operation, the effect of which is to exclude the results of operations of the Vera Scarf Division from the Company's results from continuing operations for each fiscal period presented.
See "Notes to the Condensed Consolidated Financial Statements---
Note 2."



The following table sets forth certain financial data for the three and nine months ended September 30, 1995 and October 1, 1994:








     (dollars in millions)



                           Three months ended           Nine months ended
                       Sept. 30,    Oct. 1,            Sept. 30,    Oct. 1,
                         1995        1994               1995         1994


Net sales             	$148.3       	$125.4          	$374.2       	$303.4

Gross profit         	$  33.8      	$  29.6             80.7       	$ 70.6

Gross margin percentage 	22.8%        	23.6%	           21.6%	        23.3%

EBITDA (a)           	$  13.6        $  12.3         	$  25.5     	$  22.0






(a) Earnings before interest, taxes, depreciation, amortization, discontinued operations and extraordinary gain. The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.



Third Quarter 1995 Compared to Third Quarter 1994



The Company reported net sales increases for the quarter in each of its major product categories. The increases were primarily from Canyon River Blues, an exclusive brand program for Sears, Roebuck and Co., and the Company's Perry Ellis sportswear line.

(dollars in millions)
                   Net sales and percentage of total
                     for the three months ended                   Percentage
                       September 30,1995        October 1,1994    Increase

Dress Shirts and Accessories(a)    $47.4 32.0%      $46.2 36.9%      2.5%
Sportswear(b)                       36.8 24.8%       25.4 20.3%     45.0%
Slacks, Jeans and Shorts(c)         34.3 23.1%       24.4 19.4%     40.4%
Other(d)                            29.8 20.1%       29.4 23.4       1.6%

   Total                           $148.3 100%      $125.4 100%     18.3%

(a) Includes the Fashion Shirt Group, the dress shirt portions of the Manhattan Apparel Group and Perry Ellis Division and the Salant
 Accessories Division.

(b) Includes the Sportswear portions of the Perry Ellis Division and Manhattan Apparel Group (including the sport shirt portion of Canyon River Blues) and the JJ. Farmer Division.

(c) Includes the Thomson and Texas Apparel Divisions (including the jeans and shorts portion of Canyon River Blues).

(d) Includes the Children's Apparel Group, Made in the Shade
Division (a women's junior sportswear business) and the Retail
Stores Division.



Sales of sportswear increased $11.4 million, or 45.0%, approximately one half of which is due to the growth of the Company's Perry Ellis sportswear business, which increased by 34.9%. The balance of the increase is attributable to a) sales of sport shirts under the Canyon River Blues label, which did not exist last year, and b) the addition of the JJ. Farmer division, which was acquired in June 1994.



Sales of slacks, jeans and shorts increased by 40.4% primarily due to shipments of the Canyon River Blues denim apparel program for men and boys.



Gross profit as a percentage of net sales decreased to 22.8% ($33.8 million) in the third quarter of 1995 from 23.6% of net sales ($29.6 million) in the comparable 1994 quarter. The reduction in gross profit margin occurred principally in men's slacks and jeans, and was primarily related to the start-up of the Canyon River Blues program.



Selling, general and administrative expenses as a percentage of net sales decreased to 15.3% ($22.7 million), as compared to the third quarter of 1994, when such expenses amounted to 16.1% of net sales ($20.1 million). The decrease in such expenses as a percentage of net sales was primarily attributable to fixed costs which do not vary with sales.



For the third quarter of 1995, income from continuing operations (before net interest expense of $5.4 million) was $11.8 million, or 7.9% of net sales. For the third quarter of 1994, income from continuing operations (before net interest expense of $4.3 million) was $10.4 million, or 8.3% of net sales. Income from continuing operations as a percentage of net sales was lower in 1995 primarily as a result of continuing gross margin pressures, as offset by the lower selling, general and administrative expenses as a percentage of net sales, as described above.



Net interest expense for the third quarter of 1995 amounted to $5.4 million as compared to $4.3 million in the prior year's third quarter. Approximately $800,000 of the increase in interest expense was due to higher average outstanding loan balances utilized to support higher working capital requirements, primarily as a result of the introduction of the Canyon River Blues program. The remainder of the increase in interest expense was due to increases in the average interest rate on the Company's working capital facility, from 7.9% in the third quarter of 1994 to 9.9% in the third quarter of 1995.



As a result of the above, net income for the 1995 third quarter was $6.3 million, or $0.42 per share, compared with net income of $6.1 million, or $0.40 per share, for the third quarter of 1994.



Year to Date 1995 Compared to Year to Date 1994



For the nine months ended September 30, 1995, net sales amounted to $374.2 million, a 23.3% increase over net sales of $303.4 million for the nine months ended October 1, 1994. The increase was due to significant sales increases in each of the Company's major product lines: dress shirts and accessories; sportswear; slacks, jeans and shorts; and, other products.





	              (dollars in millions)


Net sales and percentage of total
	        for the nine months ended                       	Percentage
                                                          Increase
                 September 30,1995    October 1, 1994


Dress Shirts and
 Accessories (a)               	$134.4  	35.9%    	$124.2 	40.9%   	8.1%

Sportswear (b)	                   92.6  	24.7%      	57.3 	18.9%   	61.7%

Slacks, Jeans and Shorts (c)	     90.7   	24.3%     	66.5 	21.9%   	36.5%

Other (d)	                        56.5  	 15.1% 	    55.4  18.3%    	1.9%

Total                           	$374.2	   100%    $303.4 	 100%    	23.3%




(a) Includes the Fashion Shirt Group, the dress shirt portions of the Manhattan Apparel Group and Perry Ellis Division and the
Salant Accessories Division.

(b) Includes the Sportswear portions of the Perry Ellis Division and Manhattan Apparel Group (including the sport shirt portion of Canyon River Blues) and the JJ. Farmer Division.

(c) Includes the Thomson and Texas Apparel Divisions (including the jeans and shorts portion of Canyon River Blues).

(d) Includes the Children's Apparel Group, Made in the Shade
Division (a women's junior sportswear business) and the Retail
Stores Division.



The reasons for the increases set forth in the table above are substantially the same as the reasons discussed above with respect to the third quarter of 1995.



Gross profit as a percentage of net sales decreased to 21.6% ($80.7 million) in the first nine months of 1995 from 23.3% of net sales ($70.6 million) in the comparable 1994 period. The reduction in gross profit as a percentage of net sales was incurred primarily in men's dress shirts, slacks and jeans. The cause of the reduction was the same as discussed for the third quarter above, as well as higher costs of manufacturing in the first quarter of 1995 in the Company's domestic dress shirt facilities and its former jeans laundry in Texas, as discussed in the Form 10-Q for the first quarter of 1995.



Selling, general and administrative expenses as a percentage of net sales decreased to 16.9% ($63.4 million), as compared to the first nine months of 1994, when such expenses amounted to 19.0% of net sales ($57.6 million). The decrease in such expenses as a percentage of net sales was primarily attributable to fixed costs which do not vary with sales.



Other income for the nine months ended September 30, 1995 and October 1, 1994, included $200 thousand and $500 thousand, respectively, for an insurance reimbursement for legal fees and expenses incurred in prior years.



For the nine months ended September 30, 1995, income from continuing operations (before net interest expense of $14.6 million) was $19.7 million, or 5.3% of net sales. For the first nine months of 1994, income from continuing operations (before net interest expense of $11.6 million) was $16.5 million, or 5.4% of net sales. Income from continuing operations as a percentage of net sales was lower in 1995 primarily for the same reasons as the third quarter.



Net interest expense for the first nine months of 1995 amounted to $14.6 million as compared to $11.6 million in the prior year's comparable period. The increase in interest expense was primarily due to the same reasons as discussed for the third quarter.



As a result of the above, net income for the nine months ended
September 30, 1995 was $5.0 million, or $0.33 per share, compared with net income of $4.5 million, or $0.30 per share, for the nine months ended October 1, 1994.



Liquidity and Capital Resources



 The Company is a party to a revolving credit, factoring and security agreement, as amended, (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with seasonal working capital financing in the form of direct borrowings and letters of credit, up to an aggregate of $135 million during certain periods of 1995 (subject to an asset based borrowing formula). Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the prime rate of Chemical Bank (the "Prime Rate") (which prime rate was 8.75% at September 30, 1995). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of September 30, 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $58.4 million and $27.4 million, respectively, and the Company had unused availability of $5.4 million. As of October 1, 1994, direct borrowings and letters of credit outstanding under the Credit Agreement were $28.3 million and $38.9 million, respectively, and the Company had unused availability of $3.7 million. The average interest rate on borrowings for the nine months ended September 30, 1995 and October 1, 1994 was 9.8% and 7.4%, respectively.



At the end of the first nine months of 1995, the Company's short term borrowings were $30.1 million higher than such borrowings at the end of the first nine months of 1994. The increase in borrowings was primarily the result of an increase in (a) receivables as a result of the higher sales volume experienced in the third quarter of 1995 as compared to 1994, and (b) inventories to provide for businesses entered into during 1994 and in anticipation of higher sales in the fourth quarter of 1995, primarily as a result of the Canyon River Blues program for men and boys which began in the second quarter of 1995.



The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on the incurrence of indebtedness and liens, investments in or acquisitions of the stock of all or a substantial part of the assets of another person, sales of property, capital expenditures, and payment of cash dividends. In addition, under the Credit Agreement, the Company is required
(i) during the year, to maintain minimum levels of working capital and stockholders' equity and to satisfy a maximum cumulative net loss test and (ii) at year end, to satisfy a ratio of total liabilities to stockholders' equity and a fixed charge coverage ratio. At September 30, 1995, the Company was in compliance with all financial covenants as indicated below:



	 Covenant                   September 30, 1995

Credit Agreement Covenants	 Level 	 Actual Level



Working Capital		$    85.0 million		$   101.0 million

Stockholders' Equity		$    65.0 million		$     76.6 million

Maximum Loss		$   (10.0) million		      income  (a)



(a) In accordance with the Credit Agreement, maximum loss excludes any write-off of goodwill in the 1994 fiscal year.



The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994. The Company complied with this covenant for the period February 1, 1994 through January 31, 1995.



Capital expenditures in the first nine months of 1995 were $3.5 million, relating primarily to showroom and office space in New York City and a new jeans laundry facility in Mexico, as compared to $3.9 million in the first nine months of 1994. Capital expenditures and certain expenses associated with the establishment of Perry Ellis and Canyon River Blues shops in department stores for 1995 are anticipated to be approximately $6-7 million.



Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement.



Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow, together with the funds available under the Credit Agreement, will be adequate to meet its financing requirements for the remainder of 1995, however its needs for 1996 may exceed the $120 million maximum borrowing limitation under the Credit Agreement. The Company has entered into discussions to (a) increase the maximum borrowing limitation under the Credit Agreement, or (b) obtain alternative financing sufficient to support its needs in 1996. There are no assurances that the Company will be successful in increasing the maximum borrowing limitation under the Credit Agreement. In addition, there can be no assurance that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow, or its ability to increase its maximum borrowing limitation under the Credit Agreement.

PART II.  OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS



(a)  IRS Claim.   On June 27, 1990, Salant and its wholly-owned
subsidiary, Denton Mills, Inc. ("Denton"), each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), a separate voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Chapter 11 Cases"). By proof of claim, as amended, the Internal Revenue Service of the United States of America (the "IRS") had asserted a claim (the "IRS Claim") against Salant in the Chapter 11 Cases of approximately $5.2 million. The IRS Claim included approximately $3.2 million of Excise Taxes, as discussed in section (b) below. Pursuant to an interim agreement and formal written agreement, which was approved by the Bankruptcy Court on May 26, 1995, Salant will pay $100,000 to the IRS in full settlement of such Excise Tax claims. The balance of the IRS Claim sought the payment of (i) income taxes that were claimed to be owing for prior tax periods; (ii) withholding and FICA taxes for the tax period ended March 31, 1990; (iii) interest and penalties with respect to those taxes; and (iv) FUTA taxes for the period from January 1 through June 27, 1990. On September 25, 1995, Salant and the IRS executed a final agreement relating to such non-Excise Taxes. Pursuant to this agreement, the IRS Claim was withdrawn, and the IRS will pay Salant a net refund of approximately $875,000, plus net interest from June 1, 1995.



(b) Minimum Funding Contributions for Salant's Pension Plans. As discussed in section (a) above, the IRS filed a proof of claim, as amended, in the amount of approximately $5.2 million, of which approximately $3.2 million was in respect of Excise Taxes and associated interest and penalties as a result of Salant's inability to make certain contributions to its pension plans by reason of the limitations on the payment of pre-petition debt that are imposed under the Bankruptcy Code.



Salant and the IRS reached an interim agreement with respect to the settlement of the Excise Tax claims which was read into the record on July 30, 1993 at a hearing before the Bankruptcy Court. A formal written agreement between Salant and the IRS on the Excise Tax claims was executed and approved by the Bankruptcy Court on May 26, 1995. The basic terms of the agreement are that Salant will amortize the accumulated funding deficiencies in the Retirement Plan and Pension Plan with payments as follows: (i) $700,000 on the Consummation Date (which was paid on September 15, 1993); (ii) $750,000 on February 28, 1994 (which was paid on that date); (iii) $550,000 on February 28, 1995 (which was paid on that date); and (iv) a cash payment on each anniversary of the Consummation Date during the years 1995 through and including 2000 equal to the remainder of the aggregate funding deficiency (after giving effect to the payments provided in (i)-(iii) above) divided by six, together with interest accruing on the outstanding balance from the Consummation Date. (The payment in respect of item (iv) that was due on September 20, 1995 was made in the amount of $837,900 on September 15, 1995.) Pursuant to the interim and formal written agreement, Salant will pay the IRS $100,000 in full settlement of the Excise Tax claims.



(c) ILGWU National Retirement Fund. The ILGWU National Retirement Fund (the "Fund") filed claims in the Chapter 11 Cases against both Salant and Denton based on both debtors' withdrawal liability (the "Fund's Claim"). The agreed amount of the Fund's Claim was $1.7 million, which, in accordance with the terms of the Third Amended Joint Plan of Reorganization, is to be paid in common stock of Salant ("Salant Common Stock"). Salant and the Fund were in dispute concerning the proper valuation of Salant Common Stock and, consequently, the amount of such stock necessary to pay the Fund's Claim. By order dated June 2, 1995 (the "Order"), the Honorable Cornelius Blackshear, a United States Bankruptcy Judge, determined that Salant should tender 193,298 shares of Salant Common Stock to the Fund in full satisfaction of the Fund's Claim. The Fund appealed the Order in the United States District Court for the Southern District Court of New York (the "Bankruptcy Court Appeal").



Additionally, on February 2, 1995, the Fund and two of its trustees commenced a civil action in the United States District Court for the Southern District of New York against seven subsidiaries of Salant, ILGWU National Retirement Fund et al. v. Clantexport Inc. et al., No. 95 Civ. 0722 (DAB) (the "District Court Case"). The complaint alleged, in substance, that the defendants, as wholly-owned subsidiaries of Salant, were under common control with Salant within the meaning of ERISA and applicable regulations, and thus, that they are jointly and severally liable for the withdrawal liability described above. On October 19, 1995, Salant and the Fund entered into an Agreement (the "Settlement Agreement"), settling the Fund's Claim and dismissing the Bankruptcy Court Appeal and the District Court Case. Pursuant to the Settlement Agreement, Salant agreed to tender to the Fund 212,828 shares of Salant Common Stock. In addition, if between March 11, 1996 and March 15, 1996 (the "Evaluation Period"), Salant Common Stock fails to trade at or above $8.06 on the New York Stock Exchange, Salant will tender to the Fund as additional consideration the lesser of (i) 23,000 shares of Salant Common Stock or (ii) a number of shares of Salant Common Stock that when added to the 212,828 shares previously tendered shall equal a value of $1.7 million. Both the Bankruptcy Court Appeal Case and the District Court Case have been dismissed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



Reports on Form 8-K



During the third quarter of 1995, the Company did not file any reports on Form 8-K.



Exhibits



Number	Description



10.33	Letter Agreement, dated as of August 31, 1995, between
Salant Corporation and Nicholas DiPaolo, amending his employment agreement dated September 20, 1993.



27	Financial Data Schedule



SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







	SALANT CORPORATION







Date:    November 9, 1995  	/s/  Richard P. Randall



	Richard P. Randall

	Senior Vice President

	and Chief  Financial Officer

	(Principal Financial Officer)