Form 10-K
period 1995-12-30
SALANT CORP
filed 1996-03-29
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 1995

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

Yes X  No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X  No __

         As of March 19, 1996, there were outstanding 14,668,010 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on the New York Stock Exchange on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $37,222,078. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation relating to the 1996 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

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

PART IV

     Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. Salant designs, manufactures, imports and markets to retailers throughout the United States brand name and private label apparel products primarily in three product categories: (i) menswear; (ii) children's sleepwear and underwear; and (iii) other products, as described below. Salant sells its products to department and specialty stores, national chains, major discounters and mass volume retailers throughout the United States. (As used herein, the "Company" includes Salant and its subsidiaries, but excludes Salant's Vera Scarf division.)

Men's Apparel. The men's apparel business is comprised principally of the Perry Ellis, Texas Apparel, Thomson, Manhattan Apparel, Accessories, Fashion Shirt and JJ. Farmer divisions. The Perry Ellis division markets dress shirts and sportswear under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks. The Texas Apparel division markets men's and boy's jeans under Sears, Roebuck & Co.'s ("Sears") CANYON RIVER BLUES trademark, various other private labels and under the PERRY ELLIS AMERICA trademark. The Thomson division markets slacks primarily under the THOMSON and PERRY ELLIS trademarks and under various private labels. The Manhattan Apparel division markets dress shirts and sportswear under the MANHATTAN trademark as well as sportswear under private label. The Accessories division markets neckwear, belts and suspenders and the Fashion Shirt division markets dress shirts under a number of different trademarks, primarily JOHN HENRY. The JJ. Farmer division markets collection sportswear under the JJ.
FARMER trademark.

Children's Sleepwear and Underwear. The children's sleepwear and underwear business is conducted by the Company's Children's Apparel Group (the "Children's Group"). The Children's Group markets licensed character blanket sleepers primarily using a number of well-known, licensed cartoon characters, such as the various DISNEY characters. The Children's Group also markets pajamas under the OSHKOSH B'GOSH trademark, and sleepwear and underwear under the JOE BOXER trademark.

Other Businesses. The other businesses of the Company consist of (i) the women's junior apparel business, conducted by the Company's Made in The Shade division ("Made In the Shade") and (ii) a chain of factory outlet stores (the "Stores division"), through which the Company sells its own products and those of other apparel manufacturers.

Licensing Income. The Company receives royalty income from the licensing of certain of its owned trademarks to other manufacturers.

Principal Product Lines. The following table sets forth, for fiscal years 1995 through 1993, the percentage of the Company's total net sales contributed by each category of product:

                                                                                            Fiscal Year
                                                                           1995            1994             1993

Men's Apparel                                                               85%             82%              80%
Children's Sleepwear and Underwear                                           8%              8%              10%
Other Businesses                                                             7%             10%              10%


For more detailed  information  regarding the Company's  product  categories see
Note 10 to the Consolidated Financial Statements.

Approximately 12% of the Company's net sales in the year ended December 30, 1995 were made to Federated Department Stores, Inc. ("Federated"), which includes all 1995 net sales to Macy's Department Stores ("Macy's"), which was acquired by Federated in 1994, and the Broadway Stores, Inc. ("Broadway"), which was acquired by Federated in February 1996. In 1994 and 1993, net sales to a combined Federated/Macy's and Broadway would have represented approximately 15% and 12% of the Company's net sales, respectively. In 1995, approximately 11% of the Company's net sales were made to TJX Corporation ("TJX"), which includes all 1995 net sales to Marshall's Corporation ("Marshall's"), which was acquired by TJX in February 1996. In 1994 and 1993, net sales to a combined TJX/Marshall's would have represented approximately 11% and 12% of the Company's net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during 1995, 1994 or 1993.

In 1995, approximately 13% of the Children's Group's net sales were made to various divisions of the Dayton Hudson Corporation. In addition, approximately 16% of the Children's Group net sales were equally divided between two customers: JC Penney Company and WalMart Stores, Inc. In 1995, approximately 19% of the net sales of Other Businesses were made to JC Penney Company.

The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price and customer service.

A significant factor in the marketing of the Company's products is the consumer perception of the trademark or brand name under which those products are marketed. Approximately 73% of the Company's net sales for 1995 was attributable to products sold under Company owned or licensed designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels. The following table lists the principal owned or licensed trademarks under which the Company's products were sold in 1995 and the product lines associated with those trademarks. Trademarks used under license are indicated with an asterisk; all other listed trademarks are owned by the Company.





Trademark                                                           Product Lines

BATMAN *                                                            Children's sleepwear
DISNEY Characters *..............................................   Children's sleepwear and underwear
DR. DENTON.......................................................   Children's sleepwear and underwear
GANT *...........................................................   Men's dress shirts, neckwear, belts and suspenders
JJ. FARMER.......................................................   Men's and women's sportswear
JOE BOXER *......................................................   Children's sleepwear and underwear
JOHN HENRY.......................................................   Men's dress shirts, neckwear, belts and suspenders; men's jeans
LIBERTY OF LONDON *..............................................   Men's dress shirts, neckwear, belts and suspenders
MADE IN THE SHADE................................................   Women's junior sportswear
MANHATTAN........................................................   Men's dress shirts and sportswear
NINO CERRUTI *...................................................   Men's dress shirts and neckwear
OSH KOSH B'GOSH *................................................   Children's sleepwear
PEANUTS *........................................................   Men's dress shirts, neckwear and suspenders
PERRY ELLIS *....................................................   Men's sportswear, dress shirts, neckwear, belts and suspenders
PERRY ELLIS AMERICA *............................................   Men's casual sportswear and jeans
PORTFOLIO BY PERRY ELLIS *.......................................   Men's dress slacks, dress shirts, neckwear, belts and suspenders
POWER RANGERS *..................................................   Children's sleepwear and underwear
RON CHERESKIN *..................................................   Men's dress shirts
SALTY DOG *......................................................   Men's dress shirts, neckwear, belts and suspenders
SAVE THE CHILDREN *..............................................   Men's neckwear and suspenders
THOMSON..........................................................   Men's casual and dress slacks and dress shirts
UNICEF *.........................................................   Men's neckwear
WORLD WILDLIFE FUND *............................................   Men's t-shirts and neckwear


During 1995, approximately 31% of the Company's net sales was attributable to products sold under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks; these products are sold through leading department and specialty stores. Products sold under the MANHATTAN label accounted for approximately 10% of the Company's net sales during 1995; these products are marketed primarily through mass volume retailers. Products sold under the JOHN HENRY label accounted for approximately 8% of the Company's net sales during 1995; these products are marketed primarily through department and specialty stores. Products sold to Sears under its exclusive brand CANYON RIVER BLUES accounted for 8% of the Company's net sales during 1995. Products sold under the THOMSON label accounted for approximately 5% of the Company's net sales during 1995; these products are sold primarily through department and specialty stores. No other line of products accounted for more than 5% of the Company's net sales during 1995.

Trademarks  Owned by the Company and  Related  Licensing  Income.  The Company
  owns the DR.  DENTON,  JJ.  FARMER,  JOHN HENRY,  LADY MANHATTAN,
 MADE IN THE SHADE,  MANHATTAN  and THOMSON  trademarks,  among  others.
  All of the significant brand names owned by the Company have been registered or are pending registration with the United States Patent and Trademark Office.

The Company has sought to capitalize on consumer recognition of and interest in its trademarks by licensing various of those trademarks to others. As of the end of 1995, licenses were outstanding to approximately 63 licensees to make or sell apparel products and accessories in the United States and to 36 licensees in 28 other countries under the MANHATTAN, LADY MANHATTAN, JOHN HENRY and VERA trademarks, which produced royalty income of approximately $6.6 million in 1995. Products under license include men's activewear, dress shirts, gloves, hats, leather accessories, neckwear, optical frames, outerwear, pajamas, robes, scarves, slacks, socks, sportcoats, sportshirts, sunglasses, sweaters, swimwear and underwear, and women's blouses and tops, handbags, intimate apparel, lingerie, optical frames, pants, scarves, shirts and socks.

Trademarks Licensed to the Company. The name Perry Ellis and related trademarks are licensed to the Company under a series of license agreements with Perry Ellis International, Inc. ("PEI"). The license agreements contain renewal options which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. The Company also has rights of first refusal worldwide for any new licenses granted by PEI for men's apparel and accessories.

The Company is also a licensee of various trademarks, including BATMAN, GANT, LIBERTY OF LONDON, NINO CERRUTI, OSH KOSH B'GOSH, PEANUTS, RON CHERESKIN, SALTY DOG, SAVE THE CHILDREN, WORLD WILDLIFE FUND, certain DISNEY characters, POWER RANGERS, JOE BOXER and UNICEF, for various categories of products under license agreements expiring between 1996 and 2003.

The agreements under which the Company is licensed to use trademarks owned by others typically provide for royalties at varying percentages of net sales under the licensed trademark, subject to a minimum annual royalty payable irrespective of the level of net sales. The Company anticipates that it will be able to extend, if it so desires, the term of any material licenses when they expire.

Design and Manufacturing. Products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions. In limited cases, the Company's designers may receive input from one or more of the Company's licensors on general themes or color palettes.

During 1995, approximately 18% of the products produced by the Company (measured in units) were manufactured in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 78% of its domestic-made products and 26% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers. In 1995, approximately 42% of the Company's foreign production was manufactured in Mexico, approximately 12% was manufactured in the Dominican Republic and approximately 11% was manufactured in Guatemala.

The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U. S. dollar), quotas and, in certain parts of the world, political instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocations could adversely affect the Company's operations.

As discussed in Item 2. Properties, the Company has manufacturing facilities located in Mexico. The adoption of the North American Free Trade Agreement (NAFTA) has benefited the Company by (i) reducing and/or eliminating United States Customs duties on merchandise manufactured in the Company's leased facilities in Mexico, (ii) eliminating quotas on this merchandise, and (iii) eliminating restrictions on the export of merchandise from the United States for sale in both Mexico and Canada. Also, the devaluation in 1995 of the Mexican peso against the U.S. dollar benefited the Company as a result of employees being paid in Mexican pesos which the Company purchases with U.S. dollars. However, the benefit of the devaluation (gross amount of $5.0 million) was offset by increased expenses relating to the devaluation in Mexico; the estimated net benefit was $2.5 million.

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. No single supplier accounted for more than 10% of Salant's raw material purchases during 1995. The Company has not engaged in financial activities through the use of derivatives or otherwise to hedge or diminish currency risks or fluctuations.

Seasonality of Business. Although the Company typically introduces and withdraws various individual products throughout the year, the Company's principal products are organized into seasonal lines for resale at the retail level during the spring, fall and Christmas seasons. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog of Orders. The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. As of March 2, 1996, the Company's backlog of orders was approximately $114 million, 17% less than the backlog of orders of approximately $137 million that existed as of March 4, 1995. This decrease is primarily related to a planned shift in the focus of sales of men's slacks, away from branded and private label sales and toward sales under the PERRY ELLIS trademark.

Employees. As of the end of 1995, the Company employed approximately 4,200 persons, of whom 3,600 were engaged in manufacturing and distribution operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's factory outlet stores. Certain manufacturing employees are covered by collective bargaining agreements with various unions, which expire between August 31, 1996 and November 30, 1997. The Company believes that its relations with its employees are satisfactory.

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line manufacturers (such as the Company) and a larger number of specialty manufacturers. The Company faces substantial competition in its markets from manufacturers in both categories. Many of the Company's competitors have greater financial resources than the Company. The Company seeks to maintain its competitive position in the markets for its branded products on the basis of the strong brand recognition associated with those products and, with respect to all of its products, on the basis of styling, quality, fashion, price and customer service.

Environmental Regulations. Current environmental regulations have not had, and in the opinion of the Company, assuming the continuation of present conditions, will not have a material effect on the business, capital expenditures, earnings or competitive position of the Company.

Bankruptcy Court Cases. On June 27, 1990 (the "Filing Date"), Salant and its wholly owned subsidiary, Denton Mills, Inc. ("Denton Mills"), each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a separate voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") (Case Nos. 90-B-12037
(CB) and 90-B-12038 (CB)) (the "Chapter 11 Cases"). The Company's other United States subsidiaries on the Filing Date did not seek relief under the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills (the "Reorganization Plan"). The Reorganization Plan was consummated on September 20, 1993 (the "Consummation Date"), as further described in Item 3. Legal Proceedings and in Note 18 to the financial statements.

Vera Scarf Division - Discontinued Operation. In February 1995, the Company discontinued its Vera Scarf division, which imported and marketed women's scarves under (i) the Company-owned trademarks VERA and ACUTE, (ii) trademarks licensed to the Company, including PERRY ELLIS, and (iii) retailers' private labels. The Company closed the Vera Scarf division in 1995. The financial statements of the Company included in this report treat the Vera Scarf division as a discontinued operation.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of six domestic manufacturing facilities located in Alabama, Georgia (2), New York, Tennessee and Texas, four manufacturing facilities located in Mexico, and six distribution centers located in Georgia, New York, South Carolina (2) and Texas (2). The Company owns approximately 1,279,000 square feet of space devoted to manufacturing and distribution and leases approximately 570,000 square feet of such space. The Company owns approximately 34,000 square feet of combined office, design and showroom space and leases approximately 172,000 square feet of such space. The Children's Group has exclusive use of the Tennessee manufacturing facility, shares one of the Mexican manufacturing facilities with the Texas Apparel division and has its distribution center in a building in Texas which it shares with the Texas Apparel division. As of the end of 1995, the Company's Stores division operated 71 factory outlet stores, comprising approximately 214,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions.

The Company believes that its plant and equipment are adequately maintained, in good operating condition, and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

(a) Chapter 11 Cases. On June 27, 1990, Salant and Denton Mills each filed with the Bankruptcy Court a separate voluntary petition for relief under chapter 11 of the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court issued an order confirming the debtors' Reorganization Plan.

The Reorganization Plan was consummated on September 20, 1993. From that date through December 30, 1995 (approximately 27 months), the Company made cash payments of $8.8 million, issued $111.9 million of new 10-1/2% senior secured notes, and issued 10.9 million shares of common stock in settlement of certain undisputed and disputed claims in the chapter 11 proceedings. Salant anticipates that an additional $4.8 million in cash and an additional 376 thousand shares of common stock may ultimately be distributed in connection with the resolution of all remaining claims. Provisions for such distributions had previously been made in the consolidated financial statements at the time of emergence from the bankruptcy during the year ended January 1, 1994. The process of resolving claims is continuing and, pursuant to the Reorganization Plan, remains under the jurisdiction of the Bankruptcy Court.

(b) Other. The Company is a defendant in several other legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Salant's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the trading symbol SLT.

The high and low sale prices per share of Common Stock (based upon the NYSE composite tape as reported in published financial sources) for each quarter of 1995 and 1994 are set forth below. The Company did not declare or pay any dividends during such years. Both (i) the indenture governing Salant's 10-1/2% Senior Secured Notes due December 31, 1998 (the "Senior Notes"), and (ii) the revolving credit, factoring and security agreement, dated September 20, 1993 (the "Credit Agreement"), with the CIT Group/Commercial Services, Inc. require the satisfaction of certain net worth tests prior to the payment of any cash dividends by Salant. As of December 30, 1995, Salant was prohibited from paying cash dividends by the most restrictive of these provisions.

             High and Low Sale Prices Per Share of the Common Stock

                  Quarter                                    High                                   Low

                  1995
                  Fourth                                 $  5 7/8                                $  3 3/8
                  Third                                     6                                         3 1/4
                  Second                                    4 1/4                                   2 3/4
                  First                                     5 7/8                                   3 1/4

                  1994
                  Fourth                               $  6                                      $  4 3/8
                  Third                                   7                                       5
                  Second                                    8 3/8                                   6 1/8
                  First                                     9 3/8                                   6 3/4


On March 19, 1996, there were 1,177 holders of record of shares of Common Stock, and the closing market price was $4 5/8.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.

ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

                                                       Dec. 30,      Dec. 31,      Jan. 1,      Jan. 2,     Dec. 28,
                                                          1995          1994         1994         1993         1991
                                                     (52 Weeks)    (52 Weeks)   (52 Weeks)   (53 Weeks)   (52 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                         $ 501,522     $ 419,285   $  402,098    $ 411,021     $392,804
    Income/(loss) from continuing operations              (498)         3,507        7,816      (4,687)     (17,731)
    Discontinued Operations:
      Loss from operations, net of income taxes            -          (9,639)        (589)      (1,299)      (1,378)
      Estimated loss on disposal, net of income taxes      -          (1,796)         -        (11,772)        -
      Reversal of estimated loss on disposal,
       net of income taxes                                 -              -         11,772         -           -
    Extraordinary gain (a)                                1,000            63       24,707         -           -
    Net income/(loss)(b)                                    502       (7,865)       43,706     (17,758)     (19,109)
    Income/(loss) per share from continuing
     operations before extraordinary gain             $  (0.03)     $    0.23      $  1.10     $ (1.35)     $ (5.12)
    Income/(loss) per share from discontinued
     operations                                            -           (0.76)         1.57       (3.78)       (0.40)
    Income per share from extraordinary gain               0.06           -           3.48         -           -
    Net income/(loss) per share (b)                        0.03        (0.53)         6.15       (5.13)       (5.52)
    Cash dividends per share                               -              -           -            -           -


At Year End:
  Current assets                                      $ 160,826     $ 168,411     $157,622    $ 160,146     $159,864
  Total assets                                          255,720       267,216      253,232      259,466      270,651
  Current liabilities                                    63,454        72,163       45,713       55,093       38,091
  Long-term debt                                        110,040       109,908      111,851        -            -
  Deferred liabilities                                   11,373        13,479       16,766        2,462        5,833
  Liabilities deferred pursuant to chapter 11 cases        -              -           -         266,420      272,977
  Working capital                                        97,372        96,248      111,909      105,053      121,773
  Current ratio                                           2.5:1         2.3:1        3.4:1        2.9:1        4.2:1
  Shareholders' equity/(deficiency)                  $   70,853     $  71,666     $ 78,902    $(64,509)    $(46,250)
  Book value per share                             $       4.71     $    4.78     $   5.34    $ (18.62)    $ (13.37)
  Number of shares outstanding                           15,041        15,008       14,781        3,463        3,463



(a) Includes, for the year ended December 30,1995, a gain of $1,000 (6 cents per share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Chapter 11 proceeding; for the year ended December 31, 1994, a gain of $63 (no per share effect) related to the purchase and retirement of a portion of the Company's 10 1/2% Senior Secured Notes at a price below the principal amount thereof; and for the year ended January 1, 1994, a gain of $24,707 ($3.48 per share) related to the settlement and anticipated settlement of claims arising from the Chapter 11 proceeding.

(b) Includes, for the year ended December 30, 1995, a provision of $3,550 (24 cents per share; tax benefit not available) for restructuring costs principally related to (i) fixed asset write-downs at locations to be closed and (ii) inventory markdowns for discontinued product lines; for the year ended January 1, 1994, a provision of $5,500 (77 cents per share; tax benefit not available) for restructuring costs principally related to the costs incurred in connection with the closure of certain unprofitable operations, including (i) inventory markdowns associated with those product lines and (ii) fixed asset write-downs at closed locations; for the year ended January 2, 1993, (a) a provision of $4,824 ($1.39 per share; tax benefit not available) for restructuring costs principally related to (i) the estimated costs to be incurred in connection with the closure of certain unprofitable operations, (ii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations, and (iii) the write-off of leasehold improvements, and buildings and equipment at closed locations, and (b) the write-off of certain intangible assets of $6,759 ($1.95 per share; tax benefit not available); and for the year ended December 28, 1991, (a) a provision of $12,984 ($3.75 per share; tax benefit not available) for restructuring costs principally related to (i) the closure of certain women's wear operations, (ii) the closure of certain unprofitable retail factory outlet stores, (iii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations and (iv) an accrual for payment pursuant to a severance agreement with the previous chief executive officer of Salant, (b) the write-off of certain intangible and other assets of $6,587 ($1.90 per share; tax benefit not available) and (c) management fee income of $1,962 ($0.57 per share) as a result of a settlement of certain litigation.

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

Results of Operations

The following discussion compares the operating results of the Company for the year ended December 30, 1995 with the operating results for the years ended December 31, 1994 and January 1, 1994. In February 1995, the Company discontinued its Vera Scarf division. The financial statements included in this Annual Report, consistent with the 1994 Annual Report, treat the Vera Scarf division as a discontinued operation, the effect of which is to exclude the results of operations of the Vera Scarf division from the Company's results from continuing operations for each year presented. See Note 17 of the Notes to the Consolidated Financial Statements. As announced in March 1994, the Company determined to retain and continue to operate its Children's Apparel Group. Consequently, the Company's financial statements for all periods presented include the results of operations of that division.

                                                                (dollars in millions)
                                                                   For the year ended
                                                  December 30,          December 31,       January 1,
                                                          1995                  1994             1994

Net sales                                              $501.5                 $419.3           $402.1
Gross profit                                           $103.9                $  93.2           $ 98.1
Gross margin                                              20.7%                  22.2%             24.4%
Income from continuing operations
 before interest, income taxes and
 extraordinary gain                                     $19.2                  $19.5            $15.6

Fiscal 1995 Compared with Fiscal 1994

For the 1995 fiscal year, net sales amounted to $501.5 million, a 19.6% increase over net sales of $419.3 million in fiscal year 1994. The increase was primarily attributable to significant sales increases in the men's apparel business.


                                                   (dollars in millions)
                                               Net sales and percentage of total                    Percentage
                                           for the year ended                                        Increase/
                                           December 30, 1995          December 31, 1994          (Decrease)

Men's Apparel                                  $423.9          85%       $343.5            82%        23.4%
Children's Sleepwear and Underwear               39.9           8%         35.5             8%        12.5%
Other Businesses (a)                             37.7           7%         40.3            10%        (6.5%)

        Total                                $501.5          100%        $419.3        100%           19.6%


(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Net sales of men's apparel increased $80.4 million, or 23.4%. This increase was primarily attributable to (a) the introduction of Canyon River Blues, an exclusive brand program for Sears, Roebuck & Co., which accounted for $41.7 million of the increase, (b) the growth of the Company's Perry Ellis sportswear business, which increased $18.2 million, or 30.1%, in 1995, (c) an increase in the Company's dress shirt sales of $11.2 million, or 8.8%, in 1995, and (d) an increase in sportswear sales by the Manhattan Sportswear division of $6.0 million, or 39.3%, in 1995. Excluding dress shirt net sales under the GANT label, which was licensed in June 1994, the Company's dress shirt net sales increased 7.4% in 1995.

Net sales of Children's sleepwear and underwear increased $4.4 million, or 12.5%, in 1995. This increase was primarily a result of the expansion of the JOE BOXER product line, which began shipping in 1994.

Net sales of the other businesses decreased $2.6 million, or 6.5%, in 1995, primarily as a result of lower shipments by the Made in the Shade division due to the lack of orders at acceptable margins.

Gross profit as a percentage of net sales decreased to 20.7% in 1995 from 22.2% in 1994. The reduction in gross profit as a percentage of net sales was primarily a result of continuing pressure on selling prices in all product categories and at all levels of distribution which are, in large part, a result of the slow retail economy. In addition, certain businesses entered into and expanded in 1995 (Canyon River Blues and Manhattan Sportswear) yield a lower gross margin than traditionally earned by the Company's merchandise.

The Company's gross margin was also negatively affected by higher than expected costs associated with the start-up of the Canyon River Blues program which are not anticipated to continue in 1996.


                                                       (dollars in millions)
                                                 Gross profit and gross margin
                                                         for the year ended
                                           December 30, 1995          December 31, 1994

Men's Apparel                                   $79.1      18.7%          $70.9       20.6%
Children's Sleepwear and Underwear               10.8      26.9%            7.9       22.2%
Other    Businesses (a)                          14.0      37.1%           14.4       35.7%

        Total                                $103.9         20.7%        $ 93.2        22.2%


(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Selling, general and administrative ("S,G&A") expenses for 1995 amounted to $85.4 million, or 17.0% of net sales, as compared to $79.3 million, or 18.9% of net sales, for 1994. The reduced S,G&A expenses as a percentage of net sales relates, in part, to certain businesses entered into and expanded in 1995 (as indicated above) which required minimal incremental expenses.

The provision for restructuring of $3.6 million related primarily to the planned closing in 1996 of a manufacturing facility in Thomson, Georgia, as well as certain expenses related to the discontinuation of several dress shirt lines, including Liberty of London, Nino Cerruti and Ron Chereskin. It is anticipated that additional charges totalling approximately $1.5 to $2.0 million relating to the closure in Thomson, Georgia will be incurred in 1996.

Income  from   continuing   operations   before   interest,   income  taxes  and
extraordinary gain as a percentage of net sales decreased to 3.8% in 1995 from 4.6% in 1994. This percentage reduction was primarily a result of the gross margin decrease, S,G&A expense changes and the provision for restructuring as discussed above.


                              (dollars in millions)
                    Income from continuing operations before
                  interest, income taxes and extraordinary gain
                                and percentage of
                          net sales for the year ended
                                            December 30, 1995         December 31, 1994

Men's Apparel                                $   19.8        4.7%       $  17.4        5.1%
Children's Sleepwear and Underwear                5.2       13.0%           3.1        8.8%
Other Businesses (a)                             (2.2)      (5.9%)         (0.5)      (1.3%)
                                                 22.8        4.5%          20.0        4.8%
Corporate expenses                               (9.2)                     (6.2)
Licensing division income                         5.6                       5.7
Income from continuing
 operations before interest, income
 taxes and extraordinary gain                $   19.2        3.8%       $  19.5        4.6%


(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Net interest expense for 1995 amounted to $19.4 million as compared to $15.6 million in the prior year, an increase of $3.8 million. Of this amount, $2.7 million was attributable to a higher average outstanding loan balance in 1995. $1.1 million of this increase related to an increase in the weighted average interest rate on borrowings from 7.8% in 1994 to 9.9% in 1995, of which the majority related to an increase in the average prime rate.

The loss from continuing operations before extraordinary gain was $0.5 million, or $0.03 per share, versus income from continuing operations before extraordinary gain of $3.5 million, or $0.23 per share, a year earlier. At the end of 1995, the Company had 15,102,000 weighted average common and common equivalent shares outstanding versus 14,954,000 weighted average common shares outstanding at the end of the prior year.

For 1994, the Company recognized a charge of $11.4 million, or $0.76 per share for the discontinuance of the Vera Scarf division (inclusive of approximately $300 thousand of losses incurred by the division in the first three quarters of
1994). The Vera Scarf division had net sales of $5.1 million in 1994.

In the fourth quarter of 1995, the Company recorded an extraordinary gain of $1 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the chapter 11 proceeding.

As a result of the above,  net income for 1995 was $0.5 million,  or $0.03 per share, compared with a net loss of $7.9 million, or $0.53 per share in 1994.

As of December 30, 1995, there were 15,042,000 shares of the Company's common stock outstanding. The weighted average number of common and common equivalent shares outstanding for the 1995 fiscal year was 15,102,000, including 376,000 shares that the Company anticipates will be issued to creditors.

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $30.5 million in 1995, compared to $27.0 million in 1994, an increase of $3.5 million, or 13.1%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Inflation and Recent Legislation

Management believes that the rate of inflation over the past three years has not had a material impact on Salant's operating results.

The adoption of the North American Free Trade Agreement (NAFTA), enacted in 1993, has benefited the Company's business by (i) reducing and/or eliminating United States Customs duties on merchandise manufactured in the Company's leased facilities in Mexico, (ii) eliminating quotas on this merchandise, and (iii) eliminating restrictions on the export of merchandise from the United States for sale in both Mexico and Canada. Also, the devaluation of the Mexican peso against the U.S. dollar throughout 1995 benefited the Company as a result of employees being paid in Mexican pesos which the Company purchases with U.S. dollars. However, the benefit of the devaluation (gross amount of $5.0 million) was offset by increased expenses relating to the devaluation in Mexico; the estimated net benefit was $2.5 million.

Fiscal 1994 Compared with Fiscal 1993

For the 1994 fiscal year, net sales amounted to $419.3 million, a 4.3% increase over net sales of $402.1 million in fiscal year 1993. The increase was attributable to significant sales increases in the men's apparel business achieved by the Company's Perry Ellis, Thomson, Manhattan Apparel and JJ. Farmer divisions. Manhattan Apparel commenced shipping men's sportswear in September 1993, and JJ. Farmer is a label which was acquired in June 1994. These increases were partially offset by reductions in net sales of denim-based products and men's accessories. Notwithstanding the popularity of the casualwear trend in offices which contributed to a slight decrease in the overall dress shirt market, the Company's dress shirt net sales increased slightly in 1994 as compared to 1993. In 1994, the Company signed a new license agreement for dress shirts to be produced and sold under the GANT label. This label accounted for net sales of $2.8 million in 1994.

                                                      (dollars in millions)
                                        Net sales and percentage of total Percentage

                                            for the year ended                       Increase/
                                           December 31, 1994              January 1, 1994        (Decrease)

Men's Apparel                                  $343.5         82%        $323.7          80%           6.1%
Children's Sleepwear and Underwear               35.5          8%          39.5          10%         (10.1%)
Other Businesses (a)                             40.3         10%          38.9          10%           3.7%

        Total                                  $419.3        100%        $402.1        100%            4.3%


(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Gross profit as a percentage of net sales decreased to 22.2% ($93.2 million) in 1994 from 24.4% ($98.1 million) in 1993. The reduction in gross profit as a percentage of net sales was incurred primarily in men's apparel. The cause of the reduction was (a) continuing pressure on selling prices, (b) a change in the Company's mix to lower priced sportswear, which carries a lower gross profit margin, as a result of the introduction of Manhattan label sportswear late in the third quarter of 1993, and (c) certain cost increases related to the introduction of wrinkle-free dress shirts.


                              (dollars in millions)
                          Gross profit and gross margin
                               for the year ended
                                           December 31, 1994              January 1, 1994

Men's Apparel                                   $70.9       20.6%         $79.1       24.4%
Children's Sleepwear and Underwear                7.9       22.2%           5.8       14.7%
Other Businesses (a)                             14.4       35.7%          13.2       34.0%

        Total                                $ 93.2         22.2%        $ 98.1       24.4%


(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

S,G&A expenses for 1994 amounted to $79.2 million, or 18.9% of net sales, as compared to $73.9 million, or 18.4% of net sales, for 1993. The increase in S,G&A expenses was primarily attributable to (a) costs of $2.2 million associated with new product lines (JJ. Farmer which was acquired in June 1994 and Manhattan sportswear, which began shipping in September 1993) and (b) payroll and occupancy costs of $1.3 million related to an increase in the number of factory outlet stores in operation in 1994.

Royalty income in 1994 was $6.7 million. During 1993, royalty income was $8.0 million. The decrease in royalty income was primarily the result of the termination of a significant license agreement in 1993, and the absence of the related licensing revenue in 1994. The product for which royalties previously were received became the basis of the Company's Manhattan Sportswear division, which commenced shipping in the third quarter of 1993. The license for this product had contributed income of $580 thousand in 1993.

In 1993, the Company recorded a $5.5 million provision for restructuring, which included $5.0 million related to the restructuring of the Children's Apparel Group.

Income from continuing operations before interest, income taxes and extraordinary gain increased as a percentage of net sales from 3.9% in 1993 to 4.6% in 1994. This percentage increase was primarily as a result of the absence of the provision for restructuring of $5.5 million and the bankruptcy administration expenses of $8.9 million which were recorded in 1993, as offset by the lower gross margins achieved in 1994, as discussed above.

                              (dollars in millions)
                    Income from continuing operations before
                  interest, income taxes and extraordinary gain
                                and percentage of
                          net sales for the year ended
                        December 31, 1994 January 1, 1994

Men's Apparel                                 $  17.4        5.1%       $  29.1        9.0%
Children's Sleepwear and Underwear                3.1        8.8%          (3.1)      (8.1)%
Other Businesses (a)                             (0.5)      (1.3%)         (0.4)      (1.0)%

                                                 20.0        4.8%          25.6        6.4%
Corporate expenses                               (6.2)                     (7.5)
Licensing division income                         5.7                       6.4
Bankruptcy administration expenses              --                         (8.9)
Income from continuing
 operations before interest, income
 taxes and extraordinary gain                 $  19.5        4.6%       $  15.6        3.9%


(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Net interest expense for 1994 amounted to $15.6 million compared to $7.5 million in the prior year. Until September 20, 1993, Salant was operating under chapter 11 of the Bankruptcy Code and, accordingly, was not accruing interest on its prepetition debt.

Income from continuing operations before extraordinary gain was $3.5 million, or $0.23 per share, compared to $7.8 million, or $1.10 per share, a year earlier. At the end of 1994, the Company had 14,954,000 weighted average shares outstanding versus 7,104,000 weighted average shares and share equivalents outstanding at the end of the prior year. The increase in the number of shares outstanding was related to the Company's emergence from bankruptcy in September 1993.

For 1994, the Company recognized a charge of $11.4 million, or $0.76 per share, reflecting the discontinuance of the Vera Scarf division (inclusive of approximately $300 thousand of losses incurred by the division in the first three quarters of 1994). The Vera Scarf division had net sales of $5.1 million in 1994.

For 1993, the Company recognized an extraordinary gain of $24.7 million, or $3.48 per share, related to the Company's emergence from bankruptcy, a loss from discontinued operations of $589,000, or $0.08 per share, and a reversal of estimated loss on disposal of discontinued operations of $11.8 million, or $1.65 per share.

As a result of the above, the net loss for 1994 was $7.9 million, or $0.53 per share, compared with net income of $43.7 million, or $6.15 per share in 1993.

As of December 31, 1994, there were 14,218,000 shares of the Company's common stock outstanding, including 10,504,000 shares issued to creditors in connection with the Company's reorganization, consummated on September 20, 1993. The weighted average number of shares outstanding for 1994 was 14,954,000 shares, including 789,000 shares that the Company anticipated would be issued to creditors.

Earnings before interest, taxes, depreciation, amortization, bankruptcy administration expenses, restructuring charges, discontinued operations and extraordinary gain was $27.0 million in 1994, compared to $37.8 million in 1993, a decrease of $10.8 million, as described above. The Company believes that this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company entered into a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT"), to provide seasonal working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $135 million, subject to an asset based borrowing formula (the "Maximum Credit"). On March 27, 1996, the Company and CIT executed the Seventh Amendment to the Credit Agreement (the "Amendment"). The Amendment extends the term of the Credit Agreement to March 31, 1997 and provides the Company with the ability to cease factoring at September 20, 1996. The Amendment also increased the Maximum Credit to $135 million during certain periods of 1996, which was consistent with the Maximum Credit provided in 1995. In addition, the Amendment also modified certain financial covenants relating to working capital and stockholders' equity. In the absence of the Amendment, Salant would not have been able to satisfy the stockholders' equity covenant for its 1995 fiscal year. Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the base rate of Chemical Bank (the "Prime Rate") (which Prime Rate was 8.5% at December 30, 1995). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. At the end of 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $14.4 million and $31.4 million, respectively, and the Company had unused availability of $27.5 million. At the end of 1994, direct borrowings and letters of credit outstanding under the Credit Agreement were $23.9 million and $50.5 million, respectively, and the Company had unused availability of $4.1 million.

In September 1993, the Company issued $111.9 million principal amount of 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes") in connection with the consummation of its plan of reorganization, as referenced in Exhibit
4.3. In May 1994, the Company purchased and retired $3.6 million of the Secured Notes in an open market transaction at a price below the principal amount thereof.

The Credit Agreement and the indenture governing the Secured Notes contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders' equity, a fixed charge coverage ratio, and a maximum cumulative net loss test. At December 30, 1995, the Company was in compliance with all financial covenants as indicated below:

                                                  Covenant                      December 30, 1995
Credit Agreement Covenants                        Level (a)                      Actual Level

Working Capital                                   $ 85.0 million                $ 97.4 million
Stockholders' Equity                              $ 60.0 million                $ 70.9 million
Liabilities/Equity                               less than  3.0                      2.6
Fixed Charge Ratio                               greater than 1.5                    1.6
Maximum Loss                                      $(10.0) million               positive income


(a) The covenant levels reflect all modifications in the Credit Agreement made pursuant to the Amendment.

The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994. The Company has complied with this covenant for all periods through January 31, 1997.

At the end of 1995, the Company's short term borrowings were $9.5 million lower than such borrowings at the end of 1994.

The Company's cash flow from operating activities (the Company's primary source of cash) was $13.5 million. This represented a $36.5 million improvement over 1994 and was primarily a result of asset management improvements primarily relating to inventory and accounts receivable. The lower inventory balances resulted from supply and demand process improvements made during the year.

Cash used in 1995 for investing activities was $4.2 million, primarily related to capital expenditures.

Cash used in financing activities in 1995 was $9.4 million, which represented repayments of short-term borrowings under the Credit Agreement. Cash flow generated from operations was used to make these repayments.

Capital  expenditures  in 1995  amounted  to $4.3  million as  compared  to $4.9
million  in  1994.   Capital   expenditures  for  1996  are  anticipated  to  be
approximately $7.7 million.

The Company's business is seasonal in nature. As a result, Salant's working capital requirements increase significantly during the first three quarters of each year.

Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement.

Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flow and the funds available under the Credit Agreement will be adequate to meet the financing requirements it anticipates in the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

Effective in 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", which requires the accrual method of accounting for certain of these benefits. SFAS No. 112 was adopted as a result of the implementation of a formal short term disability policy for employees. Prior to 1995, the Company recognized the cost of providing these benefits on a cash basis.

SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of SFAS No. 121, which is effective for years beginning after December 15, 1995, is not expected to have a material impact on the Company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. However, the Company does not believe that adoption of SFAS No. 123 will have a significant effect on its results of operations.

Factors that May Affect Future Results and Financial Condition.

The Company's future operating results and financial condition are dependent on the Company's ability to successfully design, manufacture, import and market apparel. Inherent in this process are many factors that the Company must successfully manage in order to achieve favorable operating results and financial condition including, without limitation, the following:

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line manufacturers (such as the Company) and a large number of specialty manufacturers. The Company faces substantial competition in its markets from manufacturers in both categories. Many of the Company's competitors have greater financial resources than the Company.

Apparel Industry Cycles and other Economic Factors. The apparel industry historically has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A decline in the general economy or uncertainties regarding future economic prospects may affect consumer spending habits, which, in turn, could have a material adverse effect on the Company's results of operations and its financial condition.

Retail Environment. Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods and some have been forced to file for protection under the Bankruptcy Code. To the extent that these financial difficulties continue, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Fall and Christmas Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Substantial Level of Indebtedness. The Company had indebtedness of $124.5 million as of December 30, 1995. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

Foreign  Operations.  The Company's  foreign sourcing  operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations.

Dependence on Contract Manufacturing. The Company currently produces 64% of all of its products (in units) through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or fabric supplier, the loss of several such product manufacturers and/or fabric suppliers in a given season could have a material adverse effect on the Company's performance.

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors are cautioned not to use historical trends to anticipate results or trends in the future. In addition, the Company's participation in the highly competitive apparel industry often results in significant volatility of the Company's common stock price.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity/deficiency and cash flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
March 20, 1996
(March 27, 1996 as to Note 8)
New York, New York



                       SALANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                    Year Ended
                                                           December 30,          December 31,            January 1,
                                                                   1995                  1994                  1994

Net sales                                                 $     501,522          $    419,285            $  402,098

Cost of goods sold                                              397,630               326,059               303,989

Gross profit                                                    103,892                93,226                98,109

Selling, general and administrative expenses                    (85,372)              (79,273)              (73,944)
Royalty income                                                    6,606                 6,699                 8,040
Goodwill amortization                                            (2,575)               (2,376)               (2,194)
Other income/(expense)                                              244                 1,196                   (70)
Division restructuring costs (Note 2)                            (3,550)                 --                  (5,500)
Bankruptcy administration expenses                                 --                    --                  (8,861)

Income from continuing operations before interest,
  income taxes and extraordinary gain                            19,245                19,472                15,580
Interest expense, net (Notes 8 and 9)                            19,425                15,617                 7,523

Income/(loss) from continuing operations
  before income taxes and extraordinary gain                       (180)                3,855                 8,057

Income taxes (Note 11)                                              318                   348                   241

Income/(loss) from continuing operations
  before extraordinary gain                                        (498)                3,507                 7,816

Discontinued operations (Notes 17 and 19):
  Loss from operations                                             --                  (9,639)                 (589)
  Estimated loss on disposal                                       --                  (1,796)                 --
  Reversal of estimated loss on disposal                           --                    --                  11,772
Extraordinary gain (Notes 3 and 9)                                1,000                    63                24,707

Net income/(loss)                                        $          502          $     (7,865)           $   43,706

Earnings/(loss) per share:
  Income/(loss) per share from continuing
    operations before extraordinary gain                $        (0.03)         $      0.23            $      1.10
  Income from reversal of estimated loss on disposal of
    discontinued operations                                         --                  --                    1.65
  Loss per share from discontinued operations                       --                (0.76)                 (0.08)
  Extraordinary gain                                              0.06                  --                    3.48

Net income/(loss) per share                             $         0.03          $     (0.53)           $      6.15

Weighted average common stock outstanding                        15,102                14,954                 7,104


                 See Notes to Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                            December 30,               December 31,
                                                                                    1995                       1994
ASSETS
Current assets:
Cash and cash equivalents                                                $         1,400             $        1,965
Accounts receivable - net of allowance for doubtful accounts
  of $3,007  in 1995 and $2,565 in 1994 (Notes 8 and 9)                           35,290                     36,583
Inventories (Notes 4 and 8)                                                      119,120                    124,599
Prepaid expenses and other current assets                                          5,016                      5,264

  Total current assets                                                           160,826                    168,411

Property, plant and equipment, net (Notes 5 and 8)                                24,526                     27,460
Other assets (Notes 6, 9 and 11)                                                  70,368                     71,345

                                                                           $     255,720               $    267,216

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable                                                                   14,422              $      23,906
  Accounts payable                                                                26,755                     28,593
  Reserve for business restructuring (Note 2)                                      1,569                       --
  Accrued salaries, wages and other liabilities (Note 7)                          20,397                     18,848
  Net liabilities of discontinued operations (Note 17)                               311                        816

    Total current liabilities                                                     63,454                     72,163

Long term debt (Notes 9 and 16)                                                  110,040                    109,908
Deferred liabilities (Note 14)                                                    11,373                     13,479
Commitments and contingencies (Notes 6, 8, 9, 11, 12, 13 and 15)

Shareholders' equity (Note 13): Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued                                            --                         --
  Common stock, par value $1 per share:
     Authorized 30,000 shares;                                                    15,275                     15,242
     issued and issuable - 15,275 shares in 1995;
     issued and issuable - 15,242 shares in 1994
  Additional paid-in capital                                                     107,071                    107,017
  Deficit                                                                        (47,824)                   (48,326)
  Excess of additional pension liability over
    unrecognized prior service cost adjustment (Note 12)                          (2,185)                      (773)
  Accumulated foreign currency translation adjustment                                130                        120
  Less - treasury stock, at cost - 234 shares                                     (1,614)                    (1,614)

Total shareholders' equity                                                        70,853                     71,666

                                                                           $     255,720               $    267,216


                 See Notes to Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
                             (Amounts in thousands)

                                                                   Excess of
                                                                   Additional
                                                                    Pension
                                                                   Liability
                                                                     Over
                                                                    Unrecog-   Cumulative                     Total
                                                                     nized     Foreign                         Share-
                                    Common Stock    Add'l            Prior     Currency            Treasury Stock      holders'
                                Number            Paid-In           Service  Translation     Number of         Equity/
                              of Shares  Amount   Capital     Deficit        Cost     Adjustment    Shares       Amount (Deficiency)

Balance at January 2, 1993        3,698   $3,698    $17,702 $(84,167)    $(353)       $225       234   $(1,614)  $(64,509)

Stock options exercised              24       24         90                                                          114
Shares issued and issuable
 in settlement of claims         11,294   11,294     88,934                                                      100,228
Net income                                                   43,706                                               43,706
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                           (633)                                      (633)
Foreign currency translation
 adjustments                                                                           (4)                            (4)

Balance at January 1, 1994       15,016   15,016    106,726 (40,461)     (986)        221       234    (1,614)    78,902

Stock options exercised             226      226        291                                                          517
Net loss                                                     (7,865)                                              (7,865)
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                            213                                        213
Foreign currency translation
 adjustments                                                                         (101)                          (101)

Balance at December 31, 1994     15,242   15,242    107,017 (48,326)     (773)        120       234    (1,614)    71,666

Stock options exercised              33       33         54                                                           87
Net income                                                      502                                                  502
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                         (1,412)                                    (1,412)
Foreign currency translation
 adjustments                                                                           10                             10

Balance at December 30, 1995     15,275  $15,275   $107,071$(47,824) $ (2,185)   $    130       234   $(1,614)   $70,853






                                See Notes to Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                  Year Ended
                                                           December 30,          December 31,            January 1,
                                                                   1995                  1994                  1994
Cash Flows from Operating Activities
Income/(loss) from continuing operations                    $      (498)           $    3,507            $    7,816
Adjustments to reconcile income from continuing  operations to net cash provided by/(used in) operating activities:
    Depreciation                                                  5,116                 5,113                 5,619
    Amortization of intangibles                                   2,575                 2,376                 2,194
    Write-down of fixed assets                                    1,850                  --                   2,095
    Loss on sale of fixed assets                                    132                  --                    --
    Changes in operating assets and liabilities:
      Accounts receivable                                         1,293               (11,965)               (1,987)
      Inventories                                                 5,479               (19,262)                  844
      Prepaid expenses and other current assets                     248                  (947)                 (378)
      Other assets                                               (1,646)               (1,302)                   48
      Accounts payable                                           (1,838)                6,869                   266
      Accrued salaries, wages and other liabilities                (191)               (5,786)                5,941
      Reserve for business restructuring                          1,569                (2,038)               (3,042)
      Deferred liabilities                                         (598)                  330                   398
    Net cash provided by/(used in) operating activities          13,491               (23,105)               19,814

Cash Flows from Investing Activities
Capital expenditures, net                                        (4,286)               (4,926)               (8,153)
Acquisition                                                        --                  (5,720)                 --
Proceeds from sale of assets                                        122                   294                   795
Net cash used in investing activities                            (4,164)              (10,352)               (7,358)

Cash Flows from Financing Activities
Net short-term borrowings/(repayments)                           (9,484)               36,516                  --
Repayment of pre-petition secured debt                             --                    --                 (15,940)
Retirement of long-term debt                                       --                  (3,537)                 --
Exercise of stock options                                            87                   517                    65
Other, net                                                           10                  (101)                 (254)
Net cash (used in)/provided by financing activities              (9,387)               33,395               (16,129)

  Net cash used in continuing operations                            (60)                  (62)               (3,673)
  Cash used in discontinued operations                             (505)                 (119)                 (304)
Net decrease in cash and cash equivalents                          (565)                 (181)               (3,977)
Cash and cash equivalents - beginning of year                     1,965                 2,146                 6,123
Cash and cash equivalents - end of year                       $   1,400            $    1,965           $     2,146

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                   $ 20,280            $   16,150           $     3,847
    Income taxes                                             $      331          $        674          $        206

Conversion of accounts payable, accrued expenses,
  long-term debt and deferred liabilities to liabilities
  deferred pursuant to chapter 11 cases                      $      1,515
Conversion of liabilities deferred pursuant to chapter 11
  cases to accounts payable and deferred liabilities          $    10,249
Issuance of long-term debt                                    $  111,851
Issuance of common stock                                      $  100,228

                 See Notes to Consolidated Financial Statements

                       SALANT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
       (Amounts in Thousands of Dollars, Except Share and Per Share Data)


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant's Vera Scarf division.) In February 1995, Salant discontinued its Vera Scarf division. As further described in Note 17, the Consolidated Financial Statements and the Notes thereto reflect the Vera Scarf division as a discontinued operation, and the financial results of the Vera Scarf division are not included in the presentation of income/(loss) from continuing operations. In addition, the net liabilities of the discontinued Vera Scarf division operations have been separately classified in the Consolidated Balance Sheets. Significant intercompany balances and transactions are eliminated in consolidation.

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On June 27, 1990 (the "Filing Date"), Salant and one of its subsidiaries, Denton Mills, Inc. ("Denton Mills"), filed separate voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On July 30, 1993, the Bankruptcy Court issued an order confirming the Third Amended Joint Plan of Reorganization of Salant and Denton Mills, Inc. (the "Reorganization Plan"). The Reorganization Plan was consummated on September 20, 1993 (the "Consummation Date"), as further described in Note 18.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 1995, 1994 and 1993 fiscal years were each comprised of 52 weeks.

Reclassifications

Certain reclassifications were made to the 1994 and 1993 Consolidated Financial Statements to conform with the 1995 presentation.

Cash and Cash Equivalents

The Company considers cash on hand and deposits in banks as cash and cash equivalents for the purposes of the statements of cash flows.

Accounts Receivable

The Company has entered into an agreement with a factor, as further described in
Note 8, whereby it sells, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from the factor have been offset against advances from the factor in the accompanying balance sheets. The amounts which have been offset were $33,792 at December 30, 1995 and $9,324 at December 31, 1994. This increase in the amounts which have been offset results from a change in the agreement with the factor.

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
Leasehold improvements                                           Over the life of the asset or the term of the lease, whichever is shorter


Other Assets

Intangible assets are being amortized on a straight-line basis over their respective useful lives. Costs in excess of fair value of net assets acquired, which relate to the acquisition of the net assets of Manhattan Industries, Inc. ("Manhattan") and JJ. Farmer Clothing, Inc. are assessed for recoverability on an annual basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period. Intangible assets are being amortized over periods ranging from 7 1/2 to 40 years.

Fair Value of Financial Instruments

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accruals, it was assumed that the carrying amount approximated fair value because of their short maturity. Long-term debt, which was issued at the market rate of interest, currently trades at approximately 85% of the principal amount.

Income/(Loss) Per Share

Income/(loss) per share is based on the weighted average number of common shares (including, as of December 30, 1995, 375,889 shares anticipated to be issued pursuant to the Reorganization Plan) and common stock equivalents outstanding, if applicable. Loss per share for 1994 did not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Revenue Recognition

Revenue is recognized at the time the merchandise is shipped. Retail factory outlet store revenues are recognized at the time of sale.

Accounting Changes

Effective in 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual method of accounting for certain of these benefits. SFAS No. 112 was adopted as a result of the implementation of a formal short term disability policy for employees. Prior to 1995, the Company recognized the cost of providing these benefits on a cash basis.

SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of SFAS No. 121, which is effective for years beginning after December 15, 1995, is not expected to have a material impact on the Company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. However, the Company does not believe that adoption of SFAS No. 123 will have a significant effect on its results of operations.

Note 2. Restructuring Costs

In the fourth quarter of 1995, the Company recorded a $3,550 restructuring provision, which included (i) fixed asset write-downs at locations to be closed and (ii) inventory markdowns for discontinued product lines.

In the fourth quarter of 1993, the Company recorded a $5,500 restructuring provision, of which $5,000 related to the restructuring of the Children's Apparel Group, as more fully described in Note 19.

Note 3. Extraordinary Gain

In the fourth quarter of 1995, the Company recorded an extraordinary gain of $1,000 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the chapter 11 proceeding.

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

Note 4.  Inventories
                                                                        December 30,          December 31,
                                                                                1995                  1994

Finished goods                                                             $  72,850              $ 70,882
Work-in-process                                                               15,829                28,298
Raw materials and supplies                                                    30,441                25,419
                                                                            $119,120              $124,599

Finished goods inventory includes in transit merchandise of $6,500 at December 30, 1995 and December 31, 1994.


Note 5.  Property, Plant and Equipment
                                                                        December 30,          December 31,
                                                                                1995                  1994

Land and buildings                                                         $  14,779              $ 16,808
Machinery, equipment, furniture
  and fixtures                                                                40,347                40,794
Leasehold improvements                                                         8,315                 5,958
Property held under capital leases                                             1,345                 1,345
                                                                              64,786                64,905
Less accumulated depreciation and amortization                                40,260                37,445
                                                                            $ 24,526              $ 27,460


Note 6.  Other Assets
                                                                        December 30,          December 31,
                                                                                1995                  1994
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $12,014 in 1995 and $10,059 in 1994                                         $50,641               $52,542
Trademarks and license agreements,
 net of accumulated amortization of
 $3,274 in 1995 and $2,795 in 1994                                            14,588                15,067
Leasehold interests, net of accumulated
  amortization of $965 in 1995 and $823
  in 1994                                                                      1,478                 1,620
Other                                                                          3,661                 2,116
                                                                             $70,368               $71,345

In June 1994, the Company entered into various licensing agreements for dress shirts and men's accessories using the trademarks GANT and SALTY DOG. As part of these agreements, the Company purchased inventory from the licensor, made advance royalty payments to the licensor, and is required to make future minimum royalty payments.

Note 7.  Accrued Salaries, Wages and Other Liabilities
                                                                        December 30,          December 31,
                                                                                1995                  1994

Accrued salaries and wages                                                 $   3,268              $  3,721
Accrued pension and retirement benefits                                        3,737                 1,791
Accrued royalties                                                              1,716                 1,852
Accrued interest                                                               3,716                 3,716
Other accrued liabilities                                                      7,960                 7,768
                                                                            $ 20,397              $ 18,848

Note 8.  Financing and Factoring Agreements

The Company entered into a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, including direct borrowings and letters of credit, of up to $135,000, subject to an asset based borrowing formula (the "Maximum Credit"). On March 27, 1996, the Company and CIT executed the Seventh Amendment to the Credit Agreement (the "Amendment"). The Amendment extends the term of the Credit Agreement to March 31, 1997 and provides the Company with the ability to cease factoring at September 20, 1996. The Amendment also increased the Maximum Credit to $135,000 during certain periods of 1996, which was consistent with the Maximum Credit provided in 1995. In addition, the Amendment also modified certain financial covenants relating to working capital and stockholders' equity. In the absence of the Amendment, Salant would not have been able to satisfy the stockholders' equity covenant for its 1995 fiscal year. As of December 30, 1995 and December 31, 1994, $27,500 and $4,085, respectively, was available under this facility. Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the base rate of Chemical Bank (the "Prime Rate") (8.5% at December 30, 1995). As collateral for borrowings under the Credit Agreement, the Company granted to CIT a security interest in substantially all of the assets of the Company. As of December 30, 1995 and December 31, 1994, direct borrowings were $14,422 and $23,906, respectively. As of December 30, 1995 and December 31, 1994, letters of credit outstanding under the Credit Agreement were $31,415 and $50,515, respectively. The weighted average interest rate on borrowings under the Credit Agreement for the years ended December 30, 1995 and December 31, 1994 was 9.9% and 7.8%, respectively.

The Credit Agreement contains numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock of all or a substantial part of the assets of another person, selling property, incurring capital expenditures, and paying cash dividends. In addition, the Company is required to maintain minimum levels of working capital and stockholders' equity and to satisfy a ratio of total liabilities to stockholders' equity, a fixed charge coverage ratio and a maximum cumulative net loss test. At December 30, 1995, Salant was in compliance with all financial covenants, as contained in the Credit Agreement.

Note 9.  Long-Term Debt

On September 20, 1993, Salant issued $111,851 principal amount of 10 1/2% Senior Secured Notes (the "Secured Notes") due December 31, 1998. The Secured Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The premium on redemption declines annually from 4.2% in 1996 to 2.1% in 1997 and to 0% in 1998. The Secured Notes are secured by a first lien (subordinated to the lien securing borrowings under the Credit Agreement to the extent of $15,000) on certain accounts receivable, certain intangible assets, the capital stock of Salant's subsidiaries and certain real property of the Company, and by a second lien on substantially all of the other assets of the Company.

The Secured Notes contain various restrictions pertaining to the incurrence of indebtedness, the purchase of capital stock and the payment of dividends. Under the most restrictive of these provisions, the Company currently may not purchase or redeem any shares of its capital stock, or declare or pay cash dividends.

In May 1994, the Company purchased and retired $3,600 of the Secured Notes in an open market transaction at a price below the principal amount thereof. As a result of this transaction, the Company recorded an extraordinary gain of $63 in 1994.

Note 10.  Segment Information and Significant Customers

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States. As an adjunct to its apparel manufacturing operations, the Company operates 71 factory outlet stores in various parts of the United States. Foreign operations are not significant. These products have been classified in the following industry segments: (i) men's apparel, (ii) children's sleepwear and underwear and (iii) other products, consisting of women's junior apparel and retail factory outlet store operations. Information concerning the Company's business segments in 1995, 1994 and 1993 is as follows:

                                                          1995                   1994                 1993

NET SALES
  Men's Apparel                                       $423,894               $343,455             $323,742
  Children's Sleepwear and Underwear                    39,936                 35,513               39,493
  Other Businesses                                      37,692                 40,317               38,863
    Total net sales                                   $501,522               $419,285             $402,098

OPERATING INCOME
  Men's Apparel                                      $  19,819              $  17,366            $  29,134
  Children's Sleepwear and Underwear                     5,184                  3,119               (3,189)
  Other Businesses                                      (2,205)                  (522)                (395)
                                                        22,798                 19,963               25,550
Corporate expenses                                      (9,176)                (6,171)              (7,487)
Licensing division income                                5,623                  5,680                6,378
Bankruptcy administration expenses                        --                     --                 (8,861)
Interest expense, net                                  (19,425)               (15,617)              (7,523)
Income/(loss) from continuing
 operations before income taxes
 and extraordinary gain                              $    (180)            $    3,855           $    8,057





IDENTIFIABLE ASSETS
  Men's Apparel                                       $170,203               $161,751             $120,353
  Children's Sleepwear and Underwear                    16,349                 14,273               16,656
  Other Businesses                                      20,179                 18,092               17,032
  Corporate                                             48,989                 73,100               86,680
Total identifiable assets                             $255,720               $267,216             $240,721

CAPITAL EXPENDITURES
  Men's Apparel                                         1,389             $    2,629           $    6,072
  Children's Sleepwear and Underwear                       492                    435                  212
  Other Businesses                                         584                  1,140                1,109
  Corporate                                              1,821                    722                  760
Total capital expenditures                          $    4,286             $    4,926           $    8,153

DEPRECIATION AND AMORTIZATION
  Men's Apparel                                     $    2,534             $    2,549           $    1,876
  Children's Sleepwear and Underwear                       345                    311                  662
  Other Businesses                                         514                    473                  481
  Corporate                                              4,298                  4,156                4,794
Total depreciation and amortization                 $    7,691             $    7,489           $    7,813

Approximately 12% of the Company's net sales in the year ended December 30, 1995 were made to Federated Department Stores, Inc. ("Federated") which includes all 1995 net sales to The Broadway Stores, Inc., ("Broadway") which was acquired by Federated in February 1996. In 1994 and 1993, net sales to Federated, including all net sales to Broadway and to Macy's Department Stores ("Macy's"), which was acquired by Federated in 1994, represented approximately 15% and 12% of the Company's net sales, respectively. In 1995, approximately 11% of the Company's net sales were made to TJX Corporation ("TJX"), which includes all 1995 net sales to Marshall's Corporation ("Marshall's"), which was acquired by TJX in February 1996. In 1994 and 1993, net sales to TJX, including all net sales to Marshall's, represented approximately 11% and 12% of the Company's net sales, respectively. In 1995, approximately 13% of the Children's Group's net sales were made to various divisions of the Dayton Hudson Corporation. In addition, in 1995 approximately 16% of the Children's Group net sales were equally divided between two customers: JC Penney Company and WalMart Stores, Inc. In 1995, approximately 19% of the net sales of Other Businesses were made to JC Penney Company. No other customer accounted for more than 10% of the Company's net sales during 1995, 1994 or 1993.

Note 11. Income Taxes

The provision for income taxes consists of the following:

                                                  December 30,           December 31,           January 1,
                                                          1995                   1994                 1994
Current:
 Federal                                             $     100              $     100         $        --
 State                                                      --                     20                   32
 Foreign                                                   218                    228                  209
                                                     $     318              $     348           $      241

The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:

                                                          1995                   1994                 1993

Income tax provision/(benefit), at 34%                 $   (61)              $  1,097              $ 2,543

Loss producing no current tax benefit                       61
Utilization of net operating loss
  carryforward                                                                 (1,097)              (2,543)
Alternative minimum tax                                    100                    100
State, local and foreign taxes                             218                    248                  241

Income tax provision                                  $    318               $    348             $    241

The adoption of SFAS No. 109, as of January 3, 1993, had no cumulative effect on earnings or effect on income tax expense for the year ended January 1, 1994, as the Company recognized a net deferred tax asset of $64,364, offset in full by a valuation allowance as of the date of adoption.

The tax effects of significant items comprising the Company's net deferred tax asset consists of the following:

                                                                        December 30,          December 31,
                                                                                1995                  1994
Deferred tax liabilities:
 Differences between book and tax basis of property                         $ (6,253)            $  (6,090)

Deferred tax assets:
 Reserves not currently deductible                                            17,155                16,862
 Operating loss carryforwards                                                 43,182                43,873
 Tax credit carryforwards                                                      3,055                 2,992
 Expenses capitalized into inventory                                           4,959                 5,857
                                                                              68,351                69,584
Net deferred asset                                                            62,098                63,494
Valuation allowance                                                          (62,098)              (63,494)
Net deferred tax asset                                                  $      --             $      --

At December 30, 1995, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $105,000, which can be used to offset future taxable income, expiring from 1999 to the year 2008. Approximately $51,000, which arose from the acquisition of Manhattan in April 1988, will offset goodwill when utilized. The implementation of the Reorganization Plan and transactions that have occurred within the three-year period preceding the consummation of the Reorganization Plan have caused an "ownership change" for federal income tax purposes as of the date the Reorganization Plan was consummated. As a result of such ownership change, the use of the NOLs to offset future taxable income has been limited by the requirements of section 382 of the Internal Revenue Code of 1986, as amended. The annual limit under section 382 is approximately $7,200 over a fifteen year carryover period. Upon consummation of the Reorganization Plan, the Company realized cancellation of indebtedness income of approximately $917 and the NOLs have been reduced or limited accordingly.

In addition, at December 30, 1995, the Company had available investment tax and other credits of $3,092 which expire between 1996 and 1999, of which $1,986 will reduce goodwill and the balance will reduce income tax expense when utilized. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

On the Filing Date, the Internal Revenue Service of the United States of America (the "IRS") was in the process of examining the tax returns of Manhattan for the years ended January 31, 1982 through January 31, 1986 and January 31, 1988. By proof of claim, as amended, the IRS had asserted a claim (the "IRS Claim") against Salant of approximately $5,200. The IRS Claim included approximately $3,200 of Excise Taxes. Pursuant to an interim agreement and formal written agreement, which was approved by the Bankruptcy Court on May 26, 1995, Salant will pay $100 to the IRS in full settlement of such Excise Tax claims. The balance of the IRS Claim sought the payment of (i) income taxes that were claimed to be owing for prior tax periods; (ii) withholding and FICA taxes for the tax period ended March 31, 1990; (iii) interest and penalties with respect to those taxes; and (iv) FUTA taxes for the period from January 1 through June 27, 1990. On September 25, 1995, Salant and the IRS executed a final agreement relating to such non-Excise Taxes. Pursuant to this agreement, the IRS Claim was withdrawn, and the IRS will pay Salant a net refund of approximately $875, plus net interest from June 1, 1995.

Note 12.  Employee Benefit Plans

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

Pension expense includes the following components:

                                                        1995        1994 1993
Service cost-benefit earned
  during the period                                    $ 1,029               $ 1,125               $ 1,183
Interest cost on projected benefit obligation            2,714                 2,626                 2,555
Loss/(return) on assets                                 (4,697)                1,331                (2,008)
Net amortization                                         2,286                (3,437)                  169
Net periodic pension cost                              $ 1,332               $ 1,645               $ 1,899


The reconciliation of the funded status of the plans at December 30, 1995 and December 31, 1994 is as follows:


                                                                        December 30,          December 31,
                                                                                1995                  1994
                                                                         Accumulated           Accumulated
                                                                                Plan                  Plan
                                                                            Benefits              Benefits
                                                                              Exceed                Exceed
                                                                         Plan Assets           Plan Assets

Actuarial present value of benefit obligation
  Vested benefit obligation                                                $ (36,211)            $ (28,645)
  Nonvested benefit obligation                                                  (597)                 (838)
Accumulated benefit obligation                                             $ (36,808)            $ (29,483)

Projected benefit obligation                                               $ (40,833)            $ (33,579)
Plan assets at fair value                                                     30,900                25,947
Projected benefit obligation in
  excess of plan assets                                                       (9,933)               (7,632)
Unrecognized net obligation at date of
  initial application, amortized over 15 years                                   810                   897
Unrecognized net loss                                                          4,616                   784
Unrecognized prior service cost                                               (1,176)                 (739)
Recognition of minimum liability
  under SFAS No. 87                                                           (2,524)               (1,160)
Accrued pension cost                                                      $   (8,207)           $   (7,850)

Assumptions used in accounting for defined benefit pension plans are as follows:

                                         1995       1995       1994       1994       1993       1993
                                         Non-  Qualified       Non-  Qualified       Non-  Qualified
                                         Qualified Plans  Qualified      Plans  Qualified      Plans
                                         Plan                  Plan                  Plan

Discount rate                                       7.0%       7.0%       8.5%       8.5%       7.5%       7.5%
Rate of increase in compensation levels             N/A        5.0%       N/A        5.5%       N/A        5.5%
Expected long-term rate of return on assets         8.0%       8.5%       8.0%       8.0%      12.0%       8.0%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consist of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $4,263, $4,693, and $5,060 in 1995, 1994 and 1993, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market fund, a fixed income fund and/or an equity fund. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 1995, 1994 and 1993 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $239, $239 and $208, respectively.

Note 13.  Stock Options, Warrants and Shareholder Rights

On September 20, 1993, pursuant to the Reorganization Plan, the Company adopted the 1993 Stock Plan under which directors receive an automatic grant of stock options pursuant to a formula contained in such plan and options or awards may be granted to key employees of the Company for the purchase of an aggregate of 600,000 shares of the Company's common stock.

The 1988 and 1987 Stock Plans authorized the Company to grant stock options or stock awards aggregating 1,200,000 shares of Salant common stock to officers, key employees and, in the case of the 1988 Stock Plan, directors.

The 1993, 1988 and 1987 Stock Plans authorized such grants (subject to certain restrictions applicable to 1993 Stock Plan stock options granted to directors) at such prices and pursuant to such other terms and conditions as the Stock Plan Committee may determine. Options may be nonqualified stock options or incentive stock options and may include stock appreciation rights. Exercise prices of options are ordinarily equal to 100% of the fair market value of the Company's shares on the date of grant of the options. Options expire no later than ten years from the date of grant and become exercisable in varying amounts over periods ranging from the date of grant to five years from the date of grant.

The following table summarizes stock option transactions during 1993, 1994 and 1995:


                                                               Shares                          Price Range

Options outstanding at January 2, 1993                        1,050,240                       $1.00-15.125
Options granted during 1993                                     392,000                        $6.69-10.69
Options exercised during 1993                                   (24,095)                       $1.00-5.875
Options surrendered or canceled during 1993                     (55,371)                      $2.25-12.875
Options outstanding at January 1, 1994                        1,362,774                       $1.00-15.125
Options granted during 1994                                      61,050                         $4.94-6.69
Options exercised during 1994                                  (226,666)                        $2.00-2.63
Options surrendered or canceled during 1994                     (39,950)                      $5.125-12.00
Options outstanding at December 31, 1994                      1,157,208                       $1.00-15.125
Options granted during 1995                                     205,300                     $3.3125-5.1875
Options exercised during 1995                                   (33,334)                            $2.625
Options surrendered or canceled during 1995                     (65,601)                       $3.00-12.00
Options outstanding at December 30, 1995                      1,263,573                       $1.00-15.125

Options exercisable at December 30, 1995                        904,209                       $1.00-15.125

Options exercisable at December 31, 1994                        809,672                       $1.00-15.125

At December 30, 1995, there were 176,342 shares of Salant common stock reserved for future grants of stock options or stock awards.

Pursuant to the Reorganization Plan, the Company issued 2,371,182 Salant B Warrants (the "Warrants") to holders of the Company's common stock immediately prior to the consummation date. Each Warrant expires three years from the date of issuance and entitles the registered holder thereof to purchase one share of common stock of the Company at prices of $16 during the first year after issuance, $18 during the second year after issuance and $20 thereafter. No Warrants were exercised in 1993, 1994, or 1995.

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

In summary, as of December 30, 1995, there were 1,263,573 shares of Common Stock reserved for the exercise of stock options, 176,342 shares of Common Stock reserved for future grants of stock options or awards and 2,371,182 shares of Common Stock reserved for the Warrants, for a total of 3,811,097 shares of Common Stock reserved for the future issuance of stock options, stock awards and warrants.

Note 14.  Deferred Liabilities

                                                                        December 30,          December 31,
                                                                                1995                  1994

Lease obligations                                                         $    1,206              $  1,225
Deferred pension obligations                                                   5,087                 6,253
Liability for chapter 11 claims settlements                                    4,600                 6,001
Other                                                                            480                   --
                                                                           $  11,373              $ 13,479

Note 15.  Commitments and Contingencies

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

In  1995,  1994  and  1993,  rental  expense  was  $7,265,  $5,914  and  $5,478, respectively. As of December 30, 1995, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:


                           Fiscal Year

                           1996                                                   $6,759
                           1997                                                    5,584
                           1998                                                    5,113
                           1999                                                    3,989
                           2000                                                    2,328
                           Thereafter                                             11,001
                              Total                                               $34,774

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $4,742 in 1996, $1,070 in 1997 and $250 in 1998. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 16.  Acquisition

On June 10, 1994, the Company acquired all the capital stock of JJ. Farmer Clothing Inc. (a Canadian corporation) and the assets of JJ. Farmer International Limited (a Hong Kong corporation) (collectively "JJ. Farmer") for approximately $5,311 in cash. The purchase price is subject to adjustment based on a number of items, including the future profitability of JJ. Farmer. Through December 30, 1995, the Company made additional payments of $463. The acquisition has been accounted for as a purchase, and accordingly, JJ. Farmer's operating results have been included in the Company's consolidated results of operations commencing June 11, 1994. Pro forma results of operations have not been presented as the effect would not be significant. JJ. Farmer's net sales for the five months ended May 31, 1994 and the twelve months ended December 31, 1993 were $3,392 and $13,104, respectively. The excess of cost over the book value of net assets acquired ($4,589 subject to adjustment) is being amortized over a period of not more than 15 years on a straight-line basis.

As part of the acquisition, the Company agreed to pay to the sellers of JJ. Farmer, certain minimum amounts in the years 1996 through 1999. The present value of such future payments is $1,789, and is included in long-term debt.

Note 17. Discontinued Operations

In February 1995, the Company discontinued the operations of the Vera Scarf division, which imported and marketed women's scarves. The loss from operations of the division in 1994 was $9,639, which included a fourth quarter charge of $9,004 for the write-off of goodwill and other intangible assets. The loss from operations of the division in 1993 was $589.

Additionally, in 1994 the Company recorded a fourth quarter charge of $1,796 to accrue for expected operating losses during the phase-out period through June 1995. No income tax benefits have been allocated to the division's 1994 or 1993 losses. Such losses are included in the Company's net operating loss carryforward disclosed in Note 11.

Net sales of the division were $1,673, $5,087, and $5,138 in 1995, 1994, and 1993 respectively. The net assets and/or net liabilities of the discontinued operations have been reclassified on the balance sheets as net assets or net liabilities of discontinued operations, and consist principally of accounts receivable, inventory and accrued losses for the phase-out period.

Note 18.  Consummation of the Plan of Reorganization

From the Consummation Date through December 30, 1995, pursuant to the Reorganization Plan, the Company made cash payments of $8,800, issued $111,851 of new 10-1/2% senior secured notes and issued 10.9 million shares of common stock to creditors in settlement of certain claims in the chapter 11 proceedings. Salant anticipates that an additional $4,761 in cash and an additional 376 thousand shares of common stock ultimately will have been distributed to creditors by the time all remaining claims have been resolved. Provisions for such distributions had previously been made in the consolidated financial statements. As further described in Note 3, upon consummation of the Reorganization Plan, the Company recorded an extraordinary gain of $24,707 relating to the settlement of indebtedness pursuant to the Reorganization Plan.

Note 19.  Discontinued Operations Subsequently Retained

In March 1993, the Company adopted a formal plan to restructure and sell its Children's Apparel Group. Consequently, the division was accounted for as a discontinued operation for 1992 and the first three quarters of 1993. In March 1994, the Company concluded that the value of the division would be maximized by retaining the Children's Apparel Group as part of its continuing operations. As a result, the assets, liabilities and results of operations for all periods presented have been presented as part of continuing operations. In the fourth quarter of 1993, a previous estimated loss on disposal charge was reversed in its entirety and the Company recorded a provision of $5,000 for restructuring costs, including (i) the costs of closure of certain unprofitable product lines,
(ii) inventory markdowns associated with those product lines, and (iii) fixed asset write-downs at closed locations.

Note 20.  Quarterly Financial Information (Unaudited)

                       Fiscal year ended December 30, 1995

                                                Total            4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $501,522     $127,347     $148,313      $122,061     $103,801
Gross profit                                  103,892       23,152       33,752        24,521       22,467
Income/(loss) from continuing operations         (498)      (5,509)       6,318           392       (1,699)
Extraordinary gain (See note 3)                 1,000        1,000         --            --           --
Net income/(loss)                                 502       (4,509)       6,318           392       (1,699)
Income/(loss) per share from
 continuing operations (a)                  $   (0.03)  $    (0.36)  $     0.42    $    0.03     $   (0.11)
Income per share from extraordinary gain         0.06         0.06          --           --           --
Net income/(loss) per share (a)                  0.03        (0.30)        0.42         0.03         (0.11)

                       Fiscal year ended December 31, 1994

                                                Total     4th Qtr.3rd Qtr.    2nd Qtr.      1st Qtr.

Net sales                                    $419,285     $115,840     $125,403      $ 88,184     $ 89,858
Gross profit                                   93,226       22,662       29,591        18,867       22,106
Income/(loss) from continuing operations        3,507       (1,251)       6,119        (2,521)       1,160
Discontinued operations:
  Income/(loss) from discontinued operations   (9,639)      (9,325)         (21)         (219)         (74)
  Estimated loss on disposal                   (1,796)      (1,796)          --            --           --
Extraordinary gain                                 63           --           --            63           --
Net income/(loss)                              (7,865)     (12,372)       6,098        (2,677)       1,086
Income/(loss) per share from
 continuing operations (a)                 $     0.23    $   (0.08)  $     0.40     $  (0.17)    $    0.07
Loss per share from discontinued operations (a) (0.76)       (0.74)         --         (0.01)          --
Net income/(loss) per share (a)                 (0.53)       (0.82)        0.40        (0.18)         0.07

Reference is made to Notes 2, 3 and 17 concerning fourth quarter adjustments during the years ended December 30, 1995 and December 31, 1994.

(a) Income/(loss) per share of common stock is computed separately for each period. The sum of the amounts of income/(loss) per share reported in each period differs from the total for the year due to the issuance of shares and, when appropriate, the inclusion of common stock equivalents.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM  8-K

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity/(Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

The following Financial Statement Schedule for the years ended December 30, 1995, December 31, 1994, and January 1, 1994 is filed as part of this Annual
Report:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                       SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                               COLUMN B                  COLUMN C                                       COLUMN D   COLUMN E

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period

YEAR ENDED DECEMBER 30, 1995:

Accounts receivable - allowance
  for doubtful accounts                  $2,565         $1,510            $  --        $1,068 (A)                 $3,007

Reserve for business restructuring    $    --           $3,550            $  --        $1,981 (B)                 $1,569

YEAR ENDED DECEMBER 31, 1994:

Accounts receivable - allowance
  for doubtful accounts                  $2,261         $1,068            $  --       $   764 (A)                 $2,565

Reserve for business restructuring       $2,038         $2,038            $  --   $       --                   $   --

YEAR ENDED JANUARY 1, 1994:
Accounts receivable allowance
  for doubtful accounts                  $3,776       $     63          $    --        $1,578 (A)                 $2,261

Reserve for business restructuring       $5,931         $5,500          $    --        $9,393 (B)                 $2,038

Reserve for loss on disposal of
  discontinued operations               $11,772      $   --             $    --       $11,722 (C)            $      --


NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring. (C) Reversal of estimated loss on disposal of discontinued operation.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 30, 1995.

Exhibits

                                                                 Incorporation
Number         Description                                       By Reference To




                                                                 Incorporation
Number         Description                                       By Reference To

2.1            Third Amended Disclosure                          Exhibit 1 to
               Statement of Salant                               Form 8-A dated
               Corporation, and Denton                           July 28, 1993.
               Mills, Inc., dated
               May 12,1993.

2.2            Third Amended Joint                               Included as
               Chapter 11 Plan of                                Exhibit D-1
               Reorganization of                                 to Exhibit 1
               Salant Corporation                                to Form 8-A
               and Denton Mills, Inc.                            dated July 28, 1993.

3.1            Form of Amended and                               Included as Exhibit
               Restated Certificate of                           D-1 to Exhibit 2
               Incorporation of Salant                           to Form 8-A dated
               Corporation.                                      July 28, 1993.

3.2            Form of Bylaws, as amended, of
               Salant Corporation, effective September 21, 1994.

4.1            Rights Agreement dated as of                      Exhibit 1 to Current Report
               December 8, 1987 between Salant                   on Form 8-K dated December 8, 1987.
               Corporation and The Chase
               Manhattan Bank, N.A.,
               as Rights Agent.  The Rights
               Agreement includes as Exhibit B the
               form of Right Certificate.

4.2            Form of First Amendment                           Exhibit 3 to
               to the Rights Agreement                           Amendment No. 1 to
               between Salant Corporation                        Form 8-A dated
               and Mellon Securities.                            July 29, 1993.

4.3            Indenture, dated as of                            Exhibit 10.34 to
               September 20, 1993, between Salant                Quarterly Report
               Corporation and Bankers                           on Form 10-Q for
               Trust Company, as trustee,                        the quarter ended
               for the 10-1/2% Senior                            October 2, 1993.
               Secured Notes due
               December 31, 1998.

4.4            Warrant Agreement, dated                          Exhibit 10.35 to
               as of September 20, 1993,                         Quarterly Report on
               between Salant Corporation                        Form 10-Q for the
               and Bankers Trust Company,                        quarter ended October 2, 1993.
               as Warrant Agent.

10.1           Revolving Credit,                                 Exhibit 10.33 to
               Factoring and Security                            Quarterly Report
               Agreement dated September 29, 1993,               on Form 10-Q for
               between Salant Corporation                        the quarter ended
               and The CIT Group/Commercial                      October 2, 1993.
               Services, Inc.

10.2           Salant Corporation 1987 Stock Plan.               Exhibit 19.2 to Annual Report on Form 10-K for fiscal year 1987.

10.3           Salant Corporation 1987 Stock Plan                Exhibit 10.12 to Form S-2
               Agreement, dated as of June 13,                   Registration Statement filed
               1988, between Nicholas P. DiPaolo                 June 17, 1988.
               and Salant Corporation.

10.4           Salant Corporation 1988 Stock Plan.               Exhibit 19.3 to Annual Report on
                                                                 Form 10-K for fiscal year 1988.

10.5           First Amendment, effective                        Exhibit 19.1 to Quarterly Report
               as of July 25, 1989, to the Salant                on Form 10-Q for the quarter
               Corporation 1988 Stock Plan.                      ended September 30, 1989.

10.6           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement.                    Form 10-K for fiscal year 1988.

10.7           Form of Salant Corporation                        Exhibit 19.8 to
               1988 Stock Plan Director                          Annual Report on
               Agreement.                                        Form 10-K for fiscal
                                                                 year 1988.

10.8           Employment Agreement, dated as of                 Exhibit 19.4 to
               December 31, 1990, between Herbert                Annual Report on
               R. Aronson and Salant Corporation. *              Form 10-K for fiscal
                                                                 year 1990.

10.9           Letter Agreement, dated                           Exhibit 19.1 to Quarterly
               June 20, 1992, amending the                       Report on Form 10-Q for
               Employment Agreement, dated as of                 the quarter ended October 3, 1992.
               December 31, 1990, between Herbert
               R. Aronson and Salant Corporation. *

10.10          License Agreement, dated                          Exhibit 19.1 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.11          License Agreement, dated                          Exhibit 19.2 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for
               Perry Ellis International Inc.                    fiscal year 1992.
               and Salant Corporation regarding
                                                                 men's dress shirts.

10.12          Employment Agreement,                             Exhibit 10.32 to
               dated as of June 1, 1993,                         Quarterly Report on
               between Todd Kahn                                 Form 10-Q for the
               and Salant Corporation. *                         quarter ended July 8, 1993.

10.13          Employment Agreement, dated                       Exhibit 10.36 to
               as of September 20, 1993, between                 Quarterly Report on
               Nicholas P. DiPaolo and                           Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.14          Employment Agreement, dated                       Exhibit 10.38 to
               as of July 30, 1993, between                      Quarterly Report on
               Richard P. Randall and                            Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.15          Employment Agreement, dated                       Exhibit 10.32 to Annual Report on
               as of December 21, 1993, between                  Form 10-K for Fiscal Year 1993.
               Elliot M. Lavigne and Salant
               Corporation. *

10.16          Agreement, dated as of                            Exhibit 10.33 to Annual Report on
               September 22, 1993, between Nicholas              Form 10-K for Fiscal Year 1993.
               P. DiPaolo and Salant Corporation. *






10.17          Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual
               Stock Plan Directors' Option                      Report on Form
               Agreement. *                                      10-K for Fiscal Year 1993.

10.18          Letter Agreement, dated as of                     Exhibit 10.45 to
               August 24, 1994, amending the                     Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated                         quarter ended October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.19          Letter Agreement, dated                           Exhibit 10.46 to
               October 18, 1994, amending the                    Quarterly Report on
               Employment Agreement, dated                       Form 10-Q for the
               December 31, 1990, between Herbert                quarter ended October 1, 1994.
               R. Aronson and Salant Corporation. *

10.20          Letter Agreement, dated                           Exhibit 10.47 to
               October 25, 1994, amending the                    Quarterly Report on
               Employment Agreement, dated                       Form 10-Q for the
               July 30, 1993, between Richard                    quarter ended October 1, 1994.
               Randall and Salant Corporation. *

10.21          Third Amendment to Credit Agreement,              Exhibit 10.48 to Current Report on
               dated February 28, 1995, to the                   Form 8-K, dated March 2, 1995.
               Revolving Credit, Factoring and
               Security Agreement, dated
               September 20, 1993, as amended,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.22          Salant Corporation Retirement Plan,               Exhibit 10.23 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.23          Salant Corporation Pension Plan,                  Exhibit 10.24 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.24          Salant Corporation Long Term Savings              Exhibit 10.25 to Annual Report on
               and Investment Plan as amended                    Form 10-K for Fiscal Year 1994.
               and restated. *

10.25          Letter Agreement, dated                           Exhibit 10.26 to Annual Report on
               February 15, 1995, amending the                   Form 10-K for Fiscal Year 1994.
               Employment Agreement, dated
               July 30, 1993, between Richard
               Randall and Salant Corporation. *

10.26          Fourth Amendment to Credit                        Exhibit 10.27 to
               Agreement, dated as of March 1,                   Quarterly Report
               1995, to the Revolving Credit,                    on Form 10-Q for
               Factoring and Security Agreement,                 the quarter
               dated as of September 20, 1993,                   ended April 1,
               as amended, between Salant                        1995.
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.27          Letter Agreement, dated April 12,                 Exhibit 10.28 to
               1995, amending the Employment                     Quarterly Report
               Agreement, dated June 1, 1993,                    on Form l0-Q for
               between Todd Kahn and Salant                      the quarter
               Corporation. *                                    ended April 1,
                                                                 1995.

10.28          Fifth Amendment to Credit                         Exhibit 10.29
               Agreement, dated as of                            to Quarterly
               June 28, 1995, to the                             Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.29          Sixth Amendment to Credit                         Exhibit 10.30
               Agreement, dated as of                            to Quarterly
               August 15, 1995, to the                           Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.30          Letter from The CIT Group/                        Exhibit 10.31
               Commercial Services, Inc.,                        to Quarterly
               dated as of July 11, 1995,                        Report on
               regarding the waiver of a                         Form l0-Q for
               default.                                          the quarter
                                                                 ended July 1,
                                                                 1995.

10.31          Letter Agreement between                          Exhibit 10.31
               Salant Corporation and The                        to Quarterly
               CIT Group/Commercial Services,                    Report on
               Inc. dated as of July 11, 1995,                   Form l0-Q for
               regarding the Seasonal Overadvance                the quarter
               Subfacility.                                      ended July 1,
                                                                 1995.

10.32          Letter Agreement, dated as of                     Exhibit 10.33 to
               August 31, 1995, amending the                     Quarterly Report
               Employment Agreement, dated                       on Form l0-Q for
               September 20, 1993, between                       the quarter
               Nicholas P. DiPaolo and                           ended September
               Salant Corporation. *                             30, 1995.

10.33          Letter Agreement, dated
               December 1, 1995, between
               Lubin, Delano & Company and
               Salant Corporation.

10.34          Seventh Amendment to Credit
               Agreement, dated as of
               March 27, 1996, to the
               Revolving Credit, Factoring
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

21             List of Subsidiaries of the Company

27             Financial Data Schedule

* constitutes a management contract or compensatory plan or arrangement.

                  Incorporation
Number         Description                                       By Reference To

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SALANT CORPORATION

Date:   March 28, 1996                            By:  /s/ Richard P. Randall
                                                       Senior Vice President and
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 22, 1996.


         Signature                                        Title
         /s/ Nicholas P. DiPaolo                         Chairman of the Board,
         Nicholas P. DiPaolo                             President and Chief Executive Officer
                                                         (Principal Executive Officer); Director

         /s/ Michael A. Lubin                            Executive Vice President and
         Michael A. Lubin                                Chief Operating Officer

         /s/ Richard P. Randall                          Senior Vice President
         Richard P. Randall                              and Chief Financial Officer
                                                         (Principal Financial and Accounting Officer)
         /s/ Craig M. Cogut
         Craig M. Cogut                                  Director

         /s/ Ann Dibble Jordan
         Ann Dibble Jordan                               Director

         /s/ Robert Katz
         Robert Katz                                     Director

         /s/ Harold Leppo
         Harold Leppo                                    Director

         /s/ Bruce F. Roberts
         Bruce F. Roberts                                Director

         /s/ John S. Rodgers
         John S. Rodgers                                 Director

         /s/ Marvin Schiller
         Marvin Schiller                                 Director

         /s/ Edward M. Yorke
         Edward M. Yorke                                 Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS


                                       to


                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

SALANT CORPORATION
                                  EXHIBIT INDEX

                                                                 Incorporation
Number         Description                                       By Reference To




                                                                 Incorporation
Number         Description                                       By Reference To


2.1            Third Amended Disclosure                          Exhibit 1 to
               Statement of Salant                               Form 8-A dated
               Corporation, and Denton                           July 28, 1993.
               Mills, Inc., dated
               May 12,1993.

2.2            Third Amended Joint                               Included as
               Chapter 11 Plan of                                Exhibit D-1
               Reorganization of                                 to Exhibit 1
               Salant Corporation                                to Form 8-A
               and Denton Mills, Inc.                            dated July 28, 1993.

3.1            Form of Amended and                               Included as Exhibit
               Restated Certificate of                           D-1 to Exhibit 2
               Incorporation of Salant                           to Form 8-A dated
               Corporation.                                      July 28, 1993.

3.2            Form of Bylaws, as amended, of
               Salant Corporation, effective September 21, 1994.

4.1            Rights Agreement dated as of                      Exhibit 1 to Current Report
               December 8, 1987 between Salant                   on Form 8-K dated December 8, 1987
               Corporation and The Chase
               Manhattan Bank, N.A.,
               as Rights Agent.  The Rights
               Agreement includes as Exhibit B the
               form of Right Certificate.

4.2            Form of First Amendment                           Exhibit 3 to
               to the Rights Agreement                           Amendment No. 1 to
               between Salant Corporation                        Form 8-A dated
               and Mellon Securities.                            July 29, 1993.

4.3            Indenture, dated as of                            Exhibit 10.34 to
               September 20, 1993, between Salant                Quarterly Report
               Corporation and Bankers                           on Form 10-Q for
               Trust Company, as trustee,                        the quarter ended
               for the 10-1/2% Senior                            October 2, 1993.
               Secured Notes due
               December 31, 1998.

4.4            Warrant Agreement, dated                          Exhibit 10.35 to
               as of September 20, 1993,                         Quarterly Report on
               between Salant Corporation                        Form 10-Q for the
               and Bankers Trust Company,                        quarter ended October 2, 1993.
               as Warrant Agent.

10.1           Revolving Credit,                                 Exhibit 10.33 to
               Factoring and Security                            Quarterly Report
               Agreement dated September 29, 1993,               on Form 10-Q for
               between Salant Corporation                        the quarter ended
               and The CIT Group/Commercial                      October 2, 1993.
               Services, Inc.

10.2           Salant Corporation 1987 Stock Plan.               Exhibit 19.2 to Annual Report on Form 10-K for fiscal year 1987.

10.3           Salant Corporation 1987 Stock Plan                Exhibit 10.12 to Form S-2
               Agreement, dated as of June 13, 1988,             Registration Statement filed
               between Nicholas P. DiPaolo and                   June 17, 1988.
               Salant Corporation.

10.4           Salant Corporation 1988 Stock Plan.               Exhibit 19.3 to Annual Report on
                                                                 Form 10-K for fiscal year 1988.

10.5           First Amendment, effective                        Exhibit 19.1 to Quarterly Report
               as of July 25, 1989, to the Salant                on Form 10-Q for the quarter
               Corporation 1988 Stock Plan.                      ended September 30, 1989.

10.6           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement.                    Form 10-K for fiscal year 1988.

10.7           Form of Salant Corporation                        Exhibit 19.8 to
               1988 Stock Plan Director                          Annual Report on
               Agreement.                                        Form 10-K for fiscal
                                                                 year 1988.

10.8           Employment Agreement, dated as of                 Exhibit 19.4 to
               December 31, 1990, between Herbert                Annual Report on
               R. Aronson and Salant Corporation. *              Form 10-K for fiscal
                                                                 year 1990.

10.9           Letter Agreement, dated                           Exhibit 19.1 to Quarterly
               June 20, 1992, amending the                       Report on Form 10-Q for
               Employment Agreement, dated as of                 the quarter ended October 3, 1992.
               December 31, 1990, between Herbert
               R. Aronson and Salant Corporation. *

10.10          License Agreement, dated                          Exhibit 19.1 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.11          License Agreement, dated                          Exhibit 19.2 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for
               Perry Ellis International Inc.                    fiscal year 1992.
               and Salant Corporation regarding
                                                                 men's dress shirts.

10.12          Employment Agreement,                             Exhibit 10.32 to
               dated as of June 1, 1993,                         Quarterly Report on
               between Todd Kahn and                             Form 10-Q for the
               Salant Corporation. *                             quarter ended July 8, 1993.

10.13          Employment Agreement, dated                       Exhibit 10.36 to
               as of September 20, 1993, between                 Quarterly Report on
               Nicholas P. DiPaolo and                           Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.14          Employment Agreement, dated                       Exhibit 10.38 to
               as of July 30, 1993, between                      Quarterly Report on
               Richard P. Randall and                            Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.15          Employment Agreement, dated                       Exhibit 10.32 to Annual Report on
               as of December 21, 1993, between                  Form 10-K for Fiscal Year 1993.
               Elliot M. Lavigne and Salant
               Corporation. *

10.16          Agreement, dated as of                            Exhibit 10.33 to Annual Report on
               September 22, 1993, between Nicholas              Form 10-K for Fiscal Year 1993.
               P. DiPaolo and Salant Corporation. *






10.17          Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual
               Stock Plan Directors' Option                      Report on Form
               Agreement. *                                      10-K for Fiscal Year 1993.

10.18          Letter Agreement, dated as of                     Exhibit 10.45 to
               August 24, 1994, amending the                     Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated                         quarter ended October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.19          Letter Agreement, dated                           Exhibit 10.46 to
               October 18, 1994, amending the                    Quarterly Report on
               Employment Agreement, dated                       Form 10-Q for the
               December 31, 1990, between Herbert                quarter ended October 1, 1994.
               R. Aronson and Salant Corporation. *

10.20          Letter Agreement, dated                           Exhibit 10.47 to
               October 25, 1994, amending the                    Quarterly Report on
               Employment Agreement, dated                       Form 10-Q for the
               July 30, 1993, between Richard                    quarter ended October 1, 1994.
               Randall and Salant Corporation. *

10.21          Third Amendment to Credit Agreement,              Exhibit 10.48 to Current Report on
               dated February 28, 1995, to the                   Form 8-K, dated March 2, 1995.
               Revolving Credit, Factoring and
               Security Agreement, dated
               September 20, 1993, as amended,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.22          Salant Corporation Retirement Plan,               Exhibit 10.23 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.23          Salant Corporation Pension Plan,                  Exhibit 10.24 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.24          Salant Corporation Long Term Savings              Exhibit 10.25 to Annual Report on
               and Investment Plan as amended                    Form 10-K for Fiscal Year 1994.
               and restated. *

10.25          Letter Agreement, dated                           Exhibit 10.26 to Annual Report on
               February 15, 1995, amending the                   Form 10-K for Fiscal Year 1994.
               Employment Agreement, dated
               July 30, 1993, between Richard
               Randall and Salant Corporation. *

10.26          Fourth Amendment to Credit                        Exhibit 10.27 to
               Agreement, dated as of March 1,                   Quarterly Report
               1995, to the Revolving Credit,                    on Form 10-Q for
               Factoring and Security Agreement,                 the quarter
               dated as of September 20, 1993,                   ended April 1,
               as amended, between Salant                        1995.
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.27          Letter Agreement, dated April 12,                 Exhibit 10.28 to
               1995, amending the Employment                     Quarterly Report
               Agreement, dated June 1, 1993,                    on Form l0-Q for
               between Todd Kahn and Salant                      the quarter
               Corporation. *                                    ended April 1,
                                                                 1995.

10.28          Fifth Amendment to Credit                         Exhibit 10.29
               Agreement, dated as of                            to Quarterly
               June 28, 1995, to the                             Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.29          Sixth Amendment to Credit                         Exhibit 10.30
               Agreement, dated as of                            to Quarterly
               August 15, 1995, to the                           Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.30          Letter from The CIT Group/                        Exhibit 10.31
               Commercial Services, Inc.,                        to Quarterly
               dated as of July 11, 1995,                        Report on
               regarding the waiver of a                         Form l0-Q for
               default.                                          the quarter
                                                                 ended July 1,
                                                                 1995.

10.31          Letter Agreement between                          Exhibit 10.31
               Salant Corporation and The                        to Quarterly
               CIT Group/Commercial Services,                    Report on
               Inc. dated as of July 11, 1995,                   Form l0-Q for
               regarding the Seasonal Overadvance                the quarter
               Subfacility.                                      ended July 1,
                                                                 1995.

10.32          Letter Agreement, dated as of                     Exhibit 10.33 to
               August 31, 1995, amending the                     Quarterly Report
               Employment Agreement, dated                       on Form l0-Q for
               September 20, 1993, between                       the quarter
               Nicholas P. DiPaolo and                           ended September
               Salant Corporation. *                             30, 1995.

10.33          Letter Agreement, dated
               December 1, 1995, between
               Lubin, Delano & Company and
               Salant Corporation.

10.34          Seventh Amendment to Credit
               Agreement, dated as of
               March 27, 1996, to the
               Revolving Credit, Factoring
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

21             List of Subsidiaries of the Company

27             Financial Data Schedule

* constitutes a management contract or compensatory plan or arrangement.

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