Form 10-Q
period 1996-03-30
SALANT CORP
filed 1996-05-14
CIK 86346

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

         (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 30, 1996.

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

As of May 9, 1996, there were outstanding 14,746,234 shares of the Common Stock of the registrant.

                                                 TABLE OF CONTENTS


                                                        Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

                                    Salant Corporation and Subsidiaries
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                (Amounts in thousands, except per share data)

                                                                                                      Three Months Ended
                                                                                                   March 30,        April 1,
                                                                                                      1996             1995
                                                                                        -----------------------------------

Net sales                                                                                        $  99,193        $ 103,801

Cost of goods sold                                                                                  76,612           81,334
                                                                                                 --------------------------

Gross profit                                                                                        22,581           22,467

Selling, general and
 administrative expenses                                                                           (21,961)         (20,726)
Royalty income                                                                                       1,128            1,753
Goodwill amortization                                                                                 (649)            (641)
Division restructuring costs (Note 3)                                                                 (161)              --
Other income                                                                                            18               60
                                                                                                 ---------        ---------

Income from operations
 before interest and income taxes                                                                      956            2,913

Interest expense, net                                                                                3,847            4,571
                                                                       ----------------------------------------------------

Loss from operations before income taxes                                                            (2,891)          (1,658)

Income taxes                                                                                            22               41
                                                                                        -----------------------------------

Net loss                                                                                         $  (2,913)       $  (1,699)
                                                                                                 ========= ================

Net loss per share                                                                               $   (0.19)        $   (0.11)
                                                                       ===================================         =========

Weighted average common stock and common
 stock equivalents outstanding                                                                      15,041           15,008
                                                                                        ===================================


                     See Notes to Condensed Consolidated Financial Statements.

                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                       March 30,           December 30,               April 1,
                                                                            1996                 1995                  1995
                                                                     (Unaudited)            (*)                     (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,385           $    1,400            $    1,907
 Accounts receivable, net                                                 30,166               35,290                31,032
 Inventories (Note 2)                                                    121,451              119,120               149,240
 Prepaid expenses and
  other current assets                                                     5,008                5,016                 5,472
                      -----------------------------------------------------------------------------------------------------

Total current assets                                                     158,010              160,826               187,651

Property, plant and equipment, net                                        24,204               24,526                28,351

Other assets                                                              70,708               70,368                70,806
            ---------------------------------------------------------------------------------------------------------------

Total assets                                                          $  252,922           $  255,720            $  286,808
                                                                      =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   16,995           $   14,422            $   44,664
 Accounts payable                                                         28,357               26,755                34,459
 Accrued liabilities                                                      17,310               20,397                14,003
 Net liabilities of discontinued
  operations                                                                 145                  311                   339
 Reserve for business restructuring (Note 3)                                 989                1,569                    --
                                            -------------------------------------------------------------------------------

Total current liabilities                                                 63,796               63,454                93,465

Long term debt                                                           110,015              110,040               109,908
Deferred liabilities                                                      11,196               11,373                13,475

Shareholders' equity
 Common stock                                                             15,275               15,275                15,242
 Additional paid-in capital                                              107,071              107,071               107,017
 Deficit                                                                 (50,737)             (47,824)              (50,025)
 Excess of additional pension
  liability over unrecognized
  prior service cost                                                      (2,185)              (2,185)                 (773)
 Accumulated foreign currency
  translation adjustment                                                     105                  130                   113
 Less - treasury stock, at cost                                           (1,614)              (1,614)               (1,614)
                                                                      ---------- --------------------            ----------

Total shareholders' equity                                                67,915               70,853                69,960
                          -------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                                                 $  252,922           $  255,720            $  286,808
                     ======================================================================================================


(*) Derived from the audited financial statements.

                   See Notes to Condensed Consolidated Financial Statements.

                                     Salant Corporation and Subsidiaries
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                            (Amounts in thousands)

                                                                                              Three Months Ended
                                                                                    March 30,              April 1,
                                                                                         1996                  1995
                                                                                     ------------------------------

Cash Flows from Operating Activities:
Loss from operations                                                               $   (2,913)           $   (1,699)
Adjustments to reconcile loss from
 operations to net cash used
 in operating activities:
  Depreciation                                                                          1,132                 1,290
  Amortization of intangibles                                                             649                   641
  Loss on disposal of fixed assets                                                         82                    --
  Changes in operating assets and liabilities:
   Accounts receivable                                                                  5,124                 5,551
   Inventories                                                                         (2,331)              (24,641)
   Prepaid expenses and other current assets                                                8                  (208)
   Other assets                                                                          (989)                 (103)
   Accounts payable                                                                     1,602                 5,866
   Accrued liabilities and reserve for
    business restructuring                                                             (3,667)               (4,845)
   Deferred liabilities                                                                  (202)                   (4)
                       ---------------------------------------------------------------------- ---------------------

Net cash used in operating activities                                                  (1,505)              (18,152)
                                     -------------------------------------------------------- ---------------------

Cash Flows from Investing Activities:
Capital expenditures                                                                     (932)               (2,206)
Proceeds from sale of assets                                                               40                    26
                                                                                   --------------------------------

Net cash used in investing activities                                                    (892)               (2,180)
                                                                                   ---------- ---------------------

Cash Flows from Financing Activities:
Net short-term borrowings                                                               2,573                20,758
Exercise of stock options                                                                  --                    (7)
Other, net                                                                                (25)                   --
                                                                                   ---------- ---------------------

Net cash provided by financing activities                                               2,548                20,751
                                                                                   ----------            ----------

Net cash provided by continuing operations                                                151                   419

Cash used in discontinued operations                                                     (166)                 (477)
                                                                                   ----------            ----------

Net decrease in cash and cash equivalents                                                 (15)                  (58)

Cash and cash equivalents - beginning of year                                           1,400                 1,965
                                                                                   --------------------------------

Cash and cash equivalents - end of quarter                                         $    1,385            $    1,907
                                                                                   ================================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                                       $    6,747            $    7,516
                                                                                   ================================
    Income taxes                                                                   $       13            $      106
                                                                                   ================================


                      See Notes to Condensed Consolidated Financial Statements.

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

The results of operations for the three months ended March 30, 1996 and April 1, 1995 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications were made to the 1995 unaudited Condensed Consolidated Statement of Operations to conform with the 1996 presentation.

Loss per share is based on the weighted average number of common shares (including, as of March 30, 1996 and April 1, 1995, 349,952 and 761,840 shares, respectively, anticipated to be issued pursuant to the Company's plan of reorganization). Loss per share does not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Note 2. Inventories

                                                     March 30,              December 30,                   April 1,
                                                          1996                      1995                       1995

Finished goods                                      $   82,803                $   72,850                 $   86,955
Work-in-Process                                         15,761                    15,829                     33,557
Raw materials and supplies                              22,887                    30,441                     28,728
                                                   -----------               --------------------------------------
                                                     $ 121,451                 $ 119,120                  $ 149,240
                                                     ===================================                  =========

Note 3. Division Restructuring Costs

In the first quarter of 1996, the Company recorded a $161 restructuring provision, which related to the closure of certain unprofitable retail factory outlet stores.

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

Results of Operations

The following discussion compares the operating results of the Company for the three months ended March 30, 1996 with the operating results for the three months ended April 1,1995.

The following table sets forth certain financial data for the three months ended March 30, 1996 and April 1, 1995:

                              (dollars in millions)
                               Three months ended
                               March 30, April 1,
                                                        1996         1995

Net sales                                             $ 99.2       $103.8
Gross profit                                          $ 22.6      $  22.5
Gross margin                                            22.8%        21.6%
Income from continuing operations
 before interest and income taxes                     $  1.0      $   2.9

First Quarter 1996 Compared to First Quarter 1995

For the first quarter of 1996, net sales amounted to $99.2 million, a 4.4% decrease from net sales of $103.8 million in the first quarter of 1995.

                                                          (dollars in millions)
                                             Net sales and percentage of total                 Percentage
                                                 for the three months ended                    Increase/
                                              March 30, 1996                   April 1, 1995        (Decrease)
                                          --------------------------------------------------------------------

Men's Apparel                                 $87.2         87.8%            $93.7         90.3%        (7.0%)
Children's Sleepwear and Underwear              4.2          4.3%              3.4          3.2%        26.7%
Other    Businesses (a)                         7.8          7.9%              6.7          6.5%        16.2%
                                              -------------------           --------------------
        Total                                $ 99.2          100%           $103.8         100%         (4.4%)
                                             ====================           ===================

(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Sales of Men's Apparel decreased $6.5 million, or 7.0%. This decrease was primarily attributable to (a) a decrease in sales of men's slacks of $4.1 million, or 25.9%, resulting from the planned reduction in sales of the Thomson pant business during 1996, as disclosed in the 1995 Annual Report on Form 10-K,
(b) a decrease in the Company's dress shirt sales of $3.1 million, or 10.0%, primarily as a result of the discontinuation of several dress shirt lines, including Liberty of London, Nino Cerruti and Ron Chereskin, as also disclosed in the 1995 Annual Report on Form 10-K, and (c) a decrease in sales of men's sportswear of $1.9 million, or 7.1%. These decreases were offset by an increase in the sales of men's jeans of $2.7 million, or 32.1%, resulting from a complete quarter of sales of Canyon River Blues, an exclusive brand program for Sears, Roebuck & Co., which was introduced in the latter part of the first quarter of 1995.

Sales of Children's Sleepwear and Underwear increased $0.8 million, or 26.7%. This increase related to higher sales of licensed character products.

Sales of Other Businesses increased $1.1 million, or 16.2%. This increase related primarily to an increase in sales by the Made in the Shade division.

Gross profit as a percentage of net sales increased to 22.8% ($22.6 million) in the first quarter of 1996 from 21.6% of net sales ($22.5 million) in the comparable 1995 quarter.

                                                        (dollars in millions)
                                                    Gross profit and gross margin
                                                      for the three months ended
                                              March 30, 1996                 April 1, 1995
- ----------------------------------------------------------------------  ------------------

Men's Apparel                                   $19.1       21.9%         $19.2       20.5%
Children's Sleepwear and Underwear                0.9       21.1%           0.7       19.1%
Other Businesses (a)                              2.6       33.0%           2.6       38.9%
                                               ------                  --------

        Total                                $ 22.6         22.8%        $ 22.5       21.6%
                                             ===============             =============

(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

The increase in gross margin occurred principally in (a) men's apparel, as a result of higher margins on neckwear, dress shirts and Canyon River Blues jeans, and (b) children's sleepwear and underwear, as a result of an increase in licensed character sales, which traditionally earn a higher gross margin. The increase in gross margin over the first quarter of 1995 is due, in part, to the discontinuation of certain lines of merchandise which yielded unsatisfactory margins.

Selling, general and administrative expenses as a percentage of net sales increased to 22.1% ($22.0 million), as compared to the first quarter of 1995, when such expenses amounted to 20.0% of net sales ($20.7 million). The increase in such expenses as a percentage of net sales was primarily attributable to certain expenses associated with the installation of store fixtures for Perry Ellis Sportswear and Canyon River Blues shops. These expenses commenced in the second half of 1995. The non-cash portion of these store fixture expense increases accounted for approximately 22% of the total increase in S,G&A expense.

Royalty income for the first quarter of 1996 was $1.1 million, compared to $1.8 million in the first quarter of 1995. This decrease resulted primarily from (i) lower sales by licensees in the fourth quarter of the prior year, which resulted in a decrease in royalties received by the Company in the first quarter of the current year, and (ii) the expiration of certain license agreements prior to the first quarter of 1996.

The Company recorded a provision for restructuring of $161 thousand related to the closure of certain unprofitable retail factory outlet stores. It is anticipated that the Company will have additional charges in 1996 of (i) $250 thousand relating to these store closings and (ii) $1.5 to $2.0 million relating to the planned closing in 1996 of a manufacturing facility in Thomson, Georgia, as discussed in the 1995 Annual Report on Form 10-K.

For the first quarter of 1996, income from continuing operations before interest and income taxes was $1.0 million, or 1.0% of net sales, as compared to $2.9 million, or 2.8% of net sales, in the 1995 first quarter. Income from continuing operations as a percentage of net sales was lower in 1996 primarily as a result of the net sales decrease and the increase in S, G & A expenses, partially offset by the increased gross margin discussed above.

                                                        (dollars in millions)
                                               Income from operations before interest
                                                 and income taxes, and percentage of
                                                       net sales for the three months ended
                                              March 30, 1996                 April 1, 1995
- ----------------------------------------------------------------------  ------------------

Men's Apparel                                  $  4.4        5.0%        $  4.8        5.2%
Children's Sleepwear and Underwear               (0.4)     (10.6)%         (0.6)     (18.7)%
Other Businesses (a)                             (1.6)     (20.0)%         (1.2)     (18.9)%
                                              --------                  -------------

                                                  2.4        2.4%           3.0        2.8%
Corporate expenses                               (2.2)                     (1.5)
Licensing division income, net                    0.8                       1.4
                                              -------                   -------
Income from operations before
 interest and income taxes                     $  1.0        1.0%       $   2.9        2.8%
                                               ======            ==============

(a) Includes the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Net interest expense for the first quarter of 1996 amounted to $3.8 million as compared to $4.6 million in the prior year's first quarter. Lower borrowings accounted for most of the decreased interest expense.

As a result of the above, the net loss for the 1996 first quarter was $2.9 million, or $0.19 per share, compared with a net loss of $1.7 million, or $0.11 per share, for the first quarter of 1995.

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $2.9 million in the first quarter of 1996, compared to $4.8 million in the first quarter of 1995, a decrease of $1.9 million, or 40.2%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

 The Company is a party to a revolving credit, factoring and security agreement, as amended, (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $135 million, subject to an asset based borrowing formula (the "Maximum Credit"). On March 27, 1996, the Company and CIT executed the Seventh Amendment to the Credit Agreement (the "Amendment"). The Amendment extends the term of the Credit Agreement to March 31, 1997 and provides the Company with the ability to cease factoring at September 20, 1996. The Amendment also increased the Maximum Credit to $135 million during certain periods of 1996, which was consistent with the maximum credit provided in 1995. Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the base rate of the Chase Manhattan Corporation (the "Prime Rate", which was 8.25% at March 30, 1996). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of March 30, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $17.0 million and $29.8 million, respectively, and the Company had unused availability of $24.4 million. As of April 1, 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $44.7 million and $37.9 million, respectively, and the Company had unused availability of $7.3 million. The average interest rate on borrowings for the three months ended March 30, 1996 and April 1, 1995 was 9.4%.

The Credit Agreement and the indenture governing the 10 1/2% Senior Secured Notes due December 31, 1998 contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required (i) during the year, to maintain minimum levels of working capital and stockholders' equity and to satisfy a maximum cumulative net loss test and (ii) at year end, to satisfy a ratio of total liabilities to stockholders' equity and a fixed charge coverage ratio. At March 30, 1996, the Company was in compliance with all financial covenants as indicated below:

                                                  Covenant                      March 30, 1996
Credit Agreement Covenants                        Level                          Actual Level

Working Capital                                    $ 85.0 million               $ 94.2 million
Stockholders' Equity                               $ 60.0 million               $ 67.9 million
Maximum Loss                                       $(15.0) million              $ (2.4) million

The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994. The Company has complied with this covenant for all periods through January 31, 1997.

The Company's cash used in operating activities was $1.5 million. This represented a $16.6 million improvement over the first quarter of 1995 and was primarily a result of inventory management improvements.

Cash used for investing activities in the first quarter of 1996 was $0.9 million, primarily related to capital expenditures.

Cash provided by financing activities in the first quarter of 1996 was $2.5 million, which represented short-term borrowings under the Credit Agreement. This represents a substantial reduction from the $20.8 million of short-term borrowings in the first quarter of 1995.

Capital expenditures in the first three months of 1996 were $0.9 million, as compared to $2.2 million in the first three months of 1995. These expenditures were funded primarily from short term borrowings. Capital expenditures for 1996 are anticipated to be approximately $7.7 million.

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

Substantial Level of Indebtedness. The Company had indebtedness of $127.0 million as of March 30, 1996. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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

Dependence on Contract Manufacturing. In 1995, the Company produced 64% of all of its products (in units) through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its raw material suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the first quarter of 1996, the Company did not file any reports on Form 8-K.

Exhibits


Number                     Description

                           First Amendment to the Salant Corporation Retirement Plan, dated as of January 31, 1996

10.36 First Amendment to the Salant Corporation Long Term Savings and Investment Plan, effective as of January 1, 1994


27                         Financial Data Schedule

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:    May 13, 1996                                /s/ Richard P. Randall
        --------------                               ----------------------

                                                Richard P. Randall
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)