Form 10-Q
period 1996-06-29
SALANT CORP
filed 1996-08-19
CIK 86346

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

         (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended June 29, 1996.

                                                        OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                                         For the transition period from to

                                           Commission file number 1-6666

                                                SALANT CORPORATION
                       (Exact name of registrant as specified in its charter)

         Delaware                                        13-3402444
(State or other jurisdiction of                        I.R.S. Employer
incorporation or organization)                        Identification No.

1114 Avenue of the Americas, New York, New York            10036
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (212) 221-7500

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

As of August 9, 1996, there were outstanding 14,761,690 shares of the Common Stock of the registrant.

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

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
SIGNATURE


                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                  (Amounts in thousands, except per share data)

                                                                    Three Months Ended                  Six Months Ended

                                                          June 29,           July 1,          June 29,
July 1,
                                                                   1996             1995              1996             1995
                                                                 ----------------------------------------------------------

Net sales                                                     $  97,010        $ 122,061         $ 196,204        $ 225,862

Cost of goods sold                                               78,980           97,540           155,593          178,874
                                                              --------------------------         --------------------------

Gross profit                                                     18,030           24,521            40,611           46,988

Selling, general and
 administrative expenses                                        (22,438)         (20,334)          (44,399)         (41,060)
Royalty income                                                    1,399            1,311             2,527            3,066
Goodwill amortization                                              (644)            (649)           (1,293)          (1,290)
Restructuring costs (Note 3)                                    (11,417)              --           (11,578)              --
Other income                                                         48              220                66              277
                                                              ---------        ---------         ---------        ---------

Income/(loss) from operations
 before interest and income taxes                               (15,022)           5,069           (14,066)           7,981

Interest expense, net                                             3,898            4,655             7,745            9,225
                                                              -------------------------------------------------------------

Income/(loss) from operations
 before income taxes                                            (18,920)             414           (21,811)          (1,244)

Income taxes                                                        (58)              22               (36)              63
                                                              --------- ---------------------------------- ----------------

Net income/(loss)                                             $ (18,862)       $     392         $ (21,775)       $  (1,307)
                                                              ========= ================         ========= ================

Net income/(loss) per share                                   $   (1.25)       $    0.03         $   (1.45)        $   (0.09)
                                                              =========        ===========================         =========

Weighted average common stock and
 common stock equivalents outstanding                            15,085           15,095            15,063           15,008
                                                              =============================================================

   See Notes to Condensed Consolidated Financial Statements.


                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                   June 29,          December 30,
July 1,
                                                                            1996                 1995                  1995
                                                                     (Unaudited)            (*)     (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,325           $    1,400            $    1,726
 Accounts receivable, net                                                 40,037               35,290                44,358
 Inventories (Note 2)                                                    121,470              119,120               153,598
 Prepaid expenses and
  other current assets                                                     4,517                5,016                 6,142
                      -----------------------------------------------------------------------------------------------------

Total current assets                                                     167,349              160,826               205,824

Property, plant and equipment, net                                        25,370               24,526                28,821

Other assets                                                              64,601               70,368                70,425
            ---------------------------------------------------------------------------------------------------------------

Total assets                                                          $  257,320           $  255,720            $  305,070
                                                                      =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   31,473           $   14,422            $   61,762
 Accounts payable                                                         33,127               26,755                30,790
 Accrued liabilities                                                      18,125               20,397                18,543
 Net liabilities of discontinued
  operations                                                                 133                  311                   227
 Reserve for business restructuring (Note 3)                               4,617                1,569                    --
                                            -------------------------------------------------------------------------------

Total current liabilities                                                 87,475               63,454               111,322

Long term debt                                                           109,545              110,040               109,908
Deferred liabilities                                                      11,130               11,373                13,398

Shareholders' equity
 Common stock                                                             15,329               15,275                15,242
 Additional paid-in capital                                              107,121              107,071               107,017
 Deficit                                                                 (69,599)             (47,824)              (49,633)
 Excess of additional pension
  liability over unrecognized
  prior service cost                                                      (2,185)              (2,185)                 (773)
 Accumulated foreign currency
  translation adjustment                                                     118                  130                   203
 Less - treasury stock, at cost                                           (1,614)              (1,614)               (1,614)
                                                                      ---------- --------------------            ----------

Total shareholders' equity                                                49,170               70,853                70,442
                          -------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                                                 $  257,320           $  255,720            $  305,070
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

               See Notes to Condensed Consolidated Financial Statements.

                                         Salant Corporation and Subsidiaries
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Amounts in thousands)

                                                                                                    Six Months Ended
                                                                                         June 29,               July 1,
                                                                                             1996                  1995
                                                                                          -----------------------------

      Cash Flows from Operating Activities:
      Loss from operations                                                            $   (21,775)           $   (1,307)
      Adjustments  to  reconcile  loss  from  operations  to net  cash  used  in operating activities:
        Depreciation                                                                        2,085                 2,591
        Amortization of intangibles                                                         1,293                 1,290
        Write-down of fixed assets                                                            231                    --
        Write-off of other assets                                                           6,251                    --
        Loss on disposal of fixed assets                                                       17                    --
        Changes in operating assets and liabilities:
         Accounts receivable                                                               (4,747)               (7,775)
         Inventories                                                                       (2,350)              (28,999)
         Prepaid expenses and other current assets                                            418                  (878)
         Other assets                                                                      (1,502)                 (370)
         Accounts payable                                                                   6,372                 2,197
         Accrued liabilities and reserve for
          business restructuring                                                              776                  (222)
         Deferred liabilities                                                                (238)                  (81)
                             -------------------------------------------------------------------- ---------------------

      Net cash used in operating activities                                               (13,169)              (33,554)
                                           ------------------------------------------------------ ---------------------

      Cash Flows from Investing Activities:
      Capital expenditures                                                                 (3,222)               (4,055)
      Acquisition                                                                            (694)                   --
      Proceeds from sale of assets                                                             45                   103
                                                                                       --------------------------------

      Net cash used in investing activities                                                (3,871)               (3,952)
                                                                                       ---------- ---------------------

      Cash Flows from Financing Activities:
      Net short-term borrowings                                                            17,051                37,856
      Exercise of stock options                                                               104                    --
      Other, net                                                                              (12)                   --
                                                                                       ---------- ---------------------

      Net cash provided by financing activities                                            17,143                37,856
                                                                                       ----------            ----------

      Net cash provided by continuing operations                                              103                   350

      Cash used in discontinued operations                                                   (178)                 (589)
                                                                                       ----------            ----------

      Net decrease in cash and cash equivalents                                               (75)                 (239)

      Cash and cash equivalents - beginning of year                                         1,400                 1,965
                                                                                       --------------------------------

      Cash and cash equivalents - end of quarter                                       $    1,325            $    1,726
                                                                                       ================================

      Supplemental  disclosures of cash flow  information:  Cash paid during the period for:
          Interest                                                                     $    7,975            $    9,831
                                                                                       ================================
          Income taxes                                                                 $       69            $       59
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

The results of operations for the three and six months ended June 29, 1996 and July 1, 1995 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications were made to the 1995 unaudited Condensed Consolidated Statement of Operations to conform with the 1996 presentation.

Income/(loss) per share is based on the weighted average number of common shares (including, as of June 29, 1996 and July 1, 1995, 344,730 and 761,840 shares, respectively, anticipated to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share does not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Note 2.  Inventories

                                                      June 29,             December  30,                    July 1,
                                                          1996                      1995                       1995

Finished goods                                      $   80,612                $   72,850                 $   88,792
Work-in-Process                                         16,594                    15,829                     35,305
Raw materials and supplies                              24,264                    30,441                     29,501
                                                   -----------               --------------------------------------
                                                     $ 121,470                 $ 119,120                  $ 153,598
                                                     ===================================                  =========

Note 3. Restructuring Costs

In the second quarter of 1996, the Company recorded a provision for restructuring of $11,417 consisting of (i) $5,691 in connection with the decision to put its' JJ. Farmer sportswear product line up for sale, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2,858 related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the Gant future minimum royalties, which are not expected to be covered by future sales, (iii) $1,842 primarily related to employee costs in connection with the planned closing in 1996 of a manufacturing and distribution facility in Thomson, Georgia, which was announced in March 1996, (iv) $547 primarily related to employee costs in connection with the closing in 1996 of a manufacturing facility in Americus, Georgia and (v) $479 related primarily to severance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated results of operations and financial condition should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes to provide additional information concerning the operations and financial condition of Salant Corporation ("Salant") and its subsidiary companies (collectively, the "Company").

Results of Operations

The following discussion compares the operating results of the Company for the three and six months ended June 29, 1996 with the operating results for the three and six months ended July 1, 1995.

The following table sets forth certain financial data for the three and six months ended June 29, 1996 and July
1, 1995.

                                                                   (dollars in millions)
                                                       Three months ended                 Six months ended
                                                     June 29,      July 1,             June 29,      July 1,
                                                        1996         1995                  1996         1995
- -------------------------------------------------------------------------                  -----------------

Net sales                                             $ 97.0       $122.1                $196.2       $225.9
Gross profit                                          $ 18.0      $  24.5                $ 40.6      $  47.0
Gross margin                                            18.6%        20.1%                 20.7%        20.8%
Income/(loss) from operations
 before interest and income taxes                     ($15.0)      $  5.1                ($14.1)       $ 8.0

Second Quarter 1996 Compared to Second Quarter 1995

Net sales for the second quarter of 1996 amounted to $97.0 million, a 20.5% decrease from net sales of $122.1
- ---------
million in the second quarter of 1995.

                                                            (dollars in millions)
                                                  Net sales and percentage of total                 Percentage
                                                       for the three months ended                    Increase/
                                              June 29, 1996                    July 1, 1995         (Decrease)
                                          --------------------------------------------------------------------

Men's Apparel                                $ 82.7         85.3%           $105.7         86.5%       (21.7%)
Children's Sleepwear and Underwear              4.4          4.5%              5.0          4.1%       (12.6%)
Other    Businesses (a)                         9.9         10.2%             11.4          9.4%       (13.1%)
                                           ----------------------         ----------------------
        Total                                $ 97.0          100%           $122.1           100%      (20.5%)
                                             ====================           =====================

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the retail outlet stores division ( the "Stores division").

Sales of Men's Apparel decreased $22.9 million, or 21.7%. This decrease was primarily attributable to: (a) a decrease in the Company's dress shirt sales of $8.2 million, or 24.5%, primarily due to lower sales of the John Henry dress shirt line to traditional department stores and the discontinuation of several dress shirt lines, including Liberty of London, Nino Cerruti and Ron Chereskin, as disclosed in the 1995 Annual Report on Form 10-K; (b) a decrease in sales of men's sportswear of $11.9 million, or 42.0% resulting from lower sales of Perry Ellis sportswear to off-price retailers and a planned decrease in sales of lower margin Manhattan label sportswear; and (c) a decrease in sales of men's slacks of $3.0 million, or 18.8%, resulting from the planned reduction in sales of the Thomson pant business during 1996, as disclosed in the 1995 Annual Report on Form 10-K. These decreases were offset by an increase in the sales of men's jeans of $1.6 million, or 9.5%, resulting from the growing acceptance by consumers of Canyon River Blues, an exclusive brand program for Sears, Roebuck & Co. ("Sears"), which was introduced in the latter part of the first quarter of 1995.

Sales of Children's Sleepwear and Underwear decreased $0.6 million, or 12.6%. This decrease related to lower sales of licensed character products during the second quarter, partially as a result of higher shipments made in the first quarter of 1996 as compared to the first quarter of 1995.

Sales of Other Businesses decreased $1.5 million, or 13.1%. This decrease related to a decrease in sales by (i) the Made in the Shade division due to extremely tight pricing by retailers which led the division to decline a number of programs which lacked acceptable margins and (ii) the Stores division related primarily to a decrease in sales through the Manhattan brand store format (an older and larger type of retail outlet store).

Gross profit as a percentage of net sales decreased to 18.6% ($18.0 million) in the second quarter of 1996 from 20.1% of net sales ($24.5 million) in the comparable 1995 quarter.

                                                        (dollars in millions)
                                                    Gross profit and gross margin
              for the three months ended
                                              June 29, 1996                  July 1, 1995
- ----------------------------------------------------------------------  -----------------

Men's Apparel                                  $ 14.1       17.1%        $ 19.0       18.0%
Children's Sleepwear and Underwear                0.6       14.2%           1.7       33.4%
Other Businesses (a)                              3.3       33.0%           3.8       33.4%
                                             --------                  --------

        Total                                $ 18.0         18.6%        $ 24.5       20.1%
                                             ===============             =============

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the Stores division.

The decrease in gross margin occurred principally in (a) men's apparel, as a result of lower margins on sportswear resulting from increased markdowns needed
(i) to sell the remaining inventory of the JJ. Farmer product line, which business has been put up for sale, (ii) to reflect the change in distribution of the John Henry dress shirt and accessories product lines, as discussed above, and (iii) for the Manhattan sportswear product line, which has been significantly scaled down, and (b) children's sleepwear and underwear, as a result of a decrease in licensed character sales, which traditionally earn a higher gross margin, and an increase in the percentage of off-price sales, which carry a lower gross margin.

Gross margins for the quarter were negatively affected by $3.3 million (3.4% of net sales) of charges, primarily related to inventory markdowns, as discussed above. Of this amount, $3.0 million (3.6% of net sales) related to Men's Apparel and the balance to the Other Businesses.

Selling, general and administrative expenses as a percentage of net sales increased to 23.1% ($22.4 million), as compared to the second quarter of 1995, when such expenses amounted to 16.7% of net sales ($20.3 million). The increase in such expenses as a percentage of net sales was primarily attributable to the installation of store fixtures for Perry Ellis Sportswear and Canyon River Blues shops within department stores and Sears, respectively. These expenditures commenced in the second half of 1995. The non-cash portion of the increased expenses relating to store fixtures accounted for approximately 29% of the total increase in S,G&A expense.

S,G&A expenses for the quarter included certain charges of $1.1 million, which primarily related to the restructuring of the Men's Apparel businesses.

In the second quarter of 1996, the Company recorded a provision for restructuring of $11.4 million consisting of (i) $5.7 million in connection with the decision to put its' JJ. Farmer sportswear product line up for sale, which charge is primarily related to the write-off of goodwill and the write-down of other assets, (ii) $2.9 million related to the write-off of certain assets in connection with the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the Gant future minimum royalties, which are not expected to be covered by future sales, (iii) $1.8 million primarily related to employee costs in connection with the closing in 1996 of a manufacturing and distribution facility in Thomson, Georgia, which was announced in March 1996, (iv) $0.5 million primarily related to employee costs in connection with the closing in 1996 of a manufacturing facility in Americus, Georgia and (v) $0.5 related primarily to severance costs.

The restructuring of the menswear business is designed to focus resources on those brands and products that offer the Company the opportunity for superior margins because they either (i) have significant consumer recognition, such as Perry Ellis, Manhattan and Joe Boxer products or (ii) require Salant's merchandising and marketing expertise, which provides significant added value to the Company's retail customer, as in the case of the Canyon River Blues program. Salant will expend its energies on a selected number of key brands and programs which offer it the opportunity to maximize its corporate marketing and merchandising strengths in order to improve profitability.

For the second quarter of 1996, the loss from operations before interest and income taxes was $15.0 million, or (15.5%) of net sales, as compared to income from operations before interest and income taxes of $5.1 million, or 4.2% of net sales, in the 1995 second quarter. The loss from operations (both in dollars and as a percentage of net sales) resulted from lower net sales, a decrease in gross margin, the increase in S,G&A expenses, and the provision for restructuring, all as discussed above.

                                                        (dollars in millions)
                                            Income/(loss) from operations before interest
                                                 and income taxes, and percentage of
       net sales for the three months ended
                                              June  29, 1996                 July  1, 1995
- ----------------------------------------------------------------------  ------------------

Men's Apparel                                $  (12.5)     (15.2%)       $  4.8        4.6%
Children's Sleepwear and Underwear               (0.6)     (13.7%)          0.5        9.2%
Other Businesses (a)                             (0.6)      (6.2%)         (0.2)      (1.6%)
                                           ----------                   ------- ------

                                                (13.7)     (14.2%)          5.1        4.2%
Corporate expenses                               (2.4)                     (1.3)
Licensing division income                         1.1                       1.3
                                           ----------                   -------
Income/(loss) from operations before
 interest and income taxes                   $  (15.0)     (15.5%)       $  5.1        4.2%
                                             ========             =============

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Net interest expense for the second quarter of 1996 amounted to $3.9 million as compared to $4.7 million in the prior year's second quarter. Lower borrowings accounted for most of the decreased interest expense.

As a result of the above, the net loss for the 1996 second quarter was $18.9 million, or ($1.25) per share, compared with net income of $0.4 million, or $0.03 per share, for the second quarter of 1995.

Earnings/(loss) before interest, taxes, depreciation, amortization and restructuring charges was ($1.2) million in the second quarter of 1996, compared to $7.0 million in the second quarter of 1995, a decrease of $8.2 million, or 117%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1996 Compared to Year to Date 1995

Net sales for the six months ended June 29, 1996  amounted
to $196.2  million,  a 13.1%  decrease from net sales of
- ---------
$225.9 million in the six months ended July 1, 1995.

                                                            (dollars in millions)
                                                  Net sales and percentage of total                 Percentage
                                                           for the six months ended                  Increase/
                                               June 29, 1996                    July 1, 1995        (Decrease)
                                          --------------------------------------------------------------------

Men's Apparel                                $169.8         86.6%           $199.4         88.3%       (14.8%)
Children's Sleepwear and Underwear              8.6          4.4%              8.4          3.7%         3.1%
Other    Businesses (a)                        17.8          9.0%             18.1          8.0%        (2.2%)
                                           ----------------------         ----------------------
        Total                                $196.2          100%           $225.9           100%      (13.1%)
                                             ====================           =====================

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Sales of Men's Apparel decreased $29.6 million, or 14.8%. This decrease was primarily attributable to: (a) a decrease in sales of men's sportswear of $14.1 million, or 25.4% resulting from lower sales of Perry Ellis sportswear to off-price retailers and a planned decrease in sales of lower margin Manhattan label sportswear; (b) a decrease in the Company's dress shirt sales of $11.3 million, or 17.5%, primarily due to lower sales of the John Henry dress line to traditional department stores and the discontinuation of several dress shirt lines, including Liberty of London, Nino Cerruti and Ron Chereskin, as disclosed in the 1995 Annual Report on Form 10-K; and (c) a decrease in sales of men's slacks of $7.1 million, or 22.4%, resulting from the planned reduction in sales of the Thomson pant business during 1996, as also disclosed in the 1995 Annual Report on Form 10-K . These decreases were offset by an increase in the sales of men's jeans of $4.3 million, or 17.1%, resulting from a complete six months of sales of Canyon River Blues, an exclusive brand program for Sears, which was introduced in the latter part of the first quarter of 1995.

Gross profit as a percentage of net sales decreased to 20.7% ($40.6 million) in the six months ended June 29, 1996 from 20.8% of net sales ($47.0 million) for the six months ended July 1, 1995.


                                                        (dollars in millions)
                                                    Gross profit and gross margin
              for the six months ended
                                              June  29, 1996                 July 1, 1995
- ----------------------------------------------------------------------  -----------------

Men's Apparel                                  $ 33.2       19.6%        $ 38.3       19.2%
Children's Sleepwear and Underwear                1.5       17.6%           2.3       27.7%
Other Businesses (a)                              5.9       33.0%           6.4       35.4%
                                             --------                  --------

        Total                                $ 40.6         20.7%        $ 47.0       20.8%
                                             ===============             =============

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the Stores division.

The decrease in gross margin occurred principally in children's sleepwear and underwear as a result of a higher percentage of off-price sales, which carry a lower gross margin.

Gross margins for the first half were negatively affected by $3.3 million (1.7% of net sales) of charges, primarily related to markdowns, as previously discussed. Of this amount, $3.0 million (1.8% of net sales) related to Men's Apparel, the balance to the Other Businesses.

Selling, general and administrative expenses as a percentage of net sales increased to 22.6% ($44.4 million), as compared to the first half of 1995, when such expenses amounted to 18.2% of net sales ($41.1 million). The increase in such expenses as a percentage of net sales was primarily attributable to the installation of store fixtures for Perry Ellis Sportswear and Canyon River Blues shops in department stores and Sears, respectively. These expenditures commenced in the second half of 1995. The non-cash portion of the increased expenses relating to store fixtures accounted for approximately 26% of the total increase in S,G&A expense.

S,G&A expenses for the first half included certain charges of $1.1 million, which primarily related to the restructuring of the Men's Apparel businesses.

Royalty income for the six months ended June 29, 1996 was $2.5 million, compared to $3.1 million in the first half of 1995. This decrease resulted primarily from
(i) lower sales by licensees in the fourth quarter of the prior year, which resulted in a decrease in royalties received by the Company in the first half of the current year, and (ii) the expiration of certain license agreements prior to the first half of 1996.

In the first half of 1996, the Company recorded a provision for restructuring of $11.6 million consisting of (i) $5.7 million in connection with the decision to put its' JJ. Farmer sportswear product line up for sale, which charge is primarily related to the write-off of goodwill and the write-down of other assets, (ii) $2.9 million related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the Gant future minimum royalties, which are not expected to be covered by future sales, (iii) $1.8 million primarily related to employee costs in connection with the closing in 1996 of a manufacturing and distribution facility in Thomson, Georgia, which was announced in March 1996,
(iv) $0.5 million primarily related to employee costs in connection with the closing in 1996 of a manufacturing facility in Americus, Georgia and (v) $0.7 million related primarily to severance costs.

For the six months ended June 29, 1996, the loss from operations before interest and income taxes was $14.1 million, or (7.2%) of net sales, as compared to income from operations before interest and income taxes of $8.0 million, or 3.5% of net sales, in the 1995 first half. Income from operations as a percentage of net sales was lower in 1996 primarily as a result of the net sales decrease, the increase in S,G&A expenses and the provision for restructuring discussed above.

                                                        (dollars in millions)
                                            Income/(loss) from operations before interest
                                                 and income taxes, and percentage of
       net sales for the six months ended
                                              June 29, 1996                  July 1, 1995
- ----------------------------------------------------------------------  -----------------

Men's Apparel                                $   (8.2)      (4.8%)       $  9.7        4.8%
Children's Sleepwear and Underwear               (1.0)     (12.2%)         (0.2)      (1.9%)
Other Businesses (a)                             (2.2)     (12.3%)         (1.5)      (8.0%)
                                            ---------                   ------- ------

                                                (11.4)      (5.8%)          8.0        3.5%
Corporate expenses                               (4.6)                     (2.7)
Licensing division income                         1.9                       2.7
                                            ---------                   -------
Income/(loss) from operations before
 interest and income taxes                    $ (14.1)      (7.2%)       $  8.0        3.5%
                                              =======             =============

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the Stores division.

Net interest expense for the six months ended June 29, 1996 amounted to $7.7 million as compared to $9.2 million in the prior year's first half. Lower borrowings accounted for most of the decreased interest expense.

As a result of the above, the net loss for the 1996 first half was $21.8 million, or ($1.45) per share, compared with a net loss of $1.3 million, or ($0.09) per share, for the first half of 1995.

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $1.9 million in the six months ended June 29, 1996, compared to $11.9 million in the first half of 1995, a decrease of $10.0 million, or 84%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company is a party to a revolving credit, factoring and security agreement, as amended, (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing in the form of direct borrowings and letters of credit, up to an aggregate of $135 million, subject to an asset based borrowing formula (the "Maximum Credit"). Effective June 1, 1996, the Company and CIT executed the Eighth Amendment to the Credit Agreement. The Eighth Amendment replaced the notification factoring arrangement with a non-notification factoring arrangement covering a smaller percentage of the Company's sales at a substantially reduced factoring charge. On August 16, 1996, the Company and CIT executed the Ninth Amendment to the Credit Agreement. The Ninth Amendment modified certain financial covenants relating to working capital, stockholders' equity and maximum loss and waived a default resulting from the Company's non-compliance with these covenants as of June 29, 1996.
Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the base rate of the Chase Manhattan Corporation (the "Prime Rate", which was 8.25% at June 29, 1996). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of June 29, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $31.5 million and $34.4 million, respectively, and the Company had unused availability of $21.1 million. As of July 1, 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $61.8 million and $29.1 million, respectively, and the Company had unused availability of $5.6 million. The average interest rate on borrowings for the six months ended June 29, 1996 and July 1, 1995 was 9.4% and 9.8%, respectively.

The Credit Agreement and the indenture governing the 10 1/2% Senior Secured Notes due December 31, 1998 contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required (i) during the year, to maintain minimum levels of working capital and stockholders' equity and to satisfy a maximum cumulative net loss test and (ii) at year end, to satisfy a ratio of total liabilities to stockholders' equity and a fixed charge coverage ratio. At June 29, 1996, the Company was in compliance with all financial covenants as indicated below:

                                                  Covenant                      June 29, 1996
Credit Agreement Covenants                        Level  (a)                     Actual Level

Working Capital                                    $ 75.0 million               $ 79.9 million
Stockholders' Equity                               $ 45.0 million               $ 49.2 million
Maximum Loss                                       $(15.0) million              $ (7.0) million

(a) The covenant levels reflect all modifications in the Credit Agreement made pursuant to the Ninth Amendment.

The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994. The Company has complied with this covenant for all periods through January 31, 1997.

The Company's cash used in operating activities was $13.2 million. This represented a $20.4 million (61%) improvement over the first half of 1995 and was primarily a result of inventory management improvements. Inventory increased by only $2.4 million in the first half of 1996; during the same period in 1995, inventory increased $29.0 million.

The restructuring provision of $11.6 million in the first half 1996 has required cash payments amounting to $1.2 million to date and will require approximately $5.3 million of additional cash over a period of time extending beyond 1996. In addition, the restructuring charge included a non- cash charge relating primarily to the write-off of goodwill in the amount of $6.4 million.

Cash used for investing activities in the first half of 1996 was $3.9 million, primarily related to capital expenditures.

Cash provided by financing activities in the first half of 1996 was $17.1 million, which represented short-term borrowings under the Credit Agreement. This represents a 55% reduction from the $37.9 million of short-term borrowings required in the first half of 1995.

Capital expenditures in the first six months of 1996 were $3.2 million, as compared to $4.1 million in the first six months of 1995. These expenditures were funded primarily from short term borrowings. Capital expenditures for the full year of 1996 are anticipated to be approximately $9.0 million.

Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement.

Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flows together with funds available under the Credit Agreement will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

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

Apparel Industry Cycles and other Economic Factors. The apparel industry historically has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A decline in the general economy or uncertainties regarding future economic prospects may affect consumer spending habits, which, in turn, could have a material adverse effect on the Company's results of operations and financial condition.

Retail Environment. Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods and some have been forced to file for bankruptcy protection. To the extent that these financial difficulties continue, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

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

Substantial Level of Indebtedness. The Company had indebtedness of $141.0 million as of June 29, 1996. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the second quarter of 1996, the Company did not file any reports on Form 8-K.

Exhibits

Number                      Description

10.37 Eighth Amendment to Credit Agreement, dated as of June 1, 1996, to the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended, between Salant Corporation and The CIT Group/Commerical Services, Inc.

10.38 Ninth Amendment to Credit Agreement, dated as of August 16, 1996, to the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended, between Salant Corporation and
                            The CIT Group/Commerical Services, Inc.

27                          Financial Data Schedule

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:      August 19, 1996                          /s/     Richard P. Randall
      --------------------------------------------------------------------------

                               Richard P. Randall
                              Senior Vice President
                            and Chief Financial Officer
                           (Principal Financial Officer)