Form 10-Q
period 1996-09-28
SALANT CORP
filed 1996-11-12
CIK 86346

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 28, 1996.

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

As of November 6, 1996, there were outstanding 14,731,964 shares of the Common Stock of the registrant.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                   (Amounts in thousands, except per share data)

                                                                    Three Months Ended                 Nine Months Ended

                                                                Sept. 28,         Sept. 30,         Sept. 28,       Sept. 30,
                                                                   1996             1995              1996             1995
                                                                 ----------------------------------------------------------

Net sales                                                     $ 122,599        $ 148,313         $ 318,803        $ 374,174

Cost of goods sold                                               92,664          114,561           248,257          293,434
                                                              --------------------------         --------------------------

Gross profit                                                     29,935           33,752            70,546           80,740

Selling, general and
 administrative expenses                                        (20,342)         (23,038)          (64,741)         (64,097)
Royalty income                                                    1,586            1,602             4,114            4,668
Goodwill amortization                                              (549)            (643)           (1,841)          (1,933)
Restructuring costs (Note 3)                                       (152)              --           (11,730)              --
Other income                                                         45               77               111              354
                                                              ---------        ---------         ---------        ---------

Income/(loss) from operations
 before interest and income taxes                                10,523           11,750            (3,541)          19,732

Interest expense, net                                             4,128            5,370            11,874           14,595
                                                              -------------------------------------------------------------

Income/(loss) from operations
 before income taxes                                              6,395            6,380           (15,415)           5,137

Income taxes                                                         60               62                24              125
                                                              -------------------------------------------------------------

Net income/(loss)                                             $   6,335        $   6,318         $ (15,439)       $   5,012
                                                              ==========================         ========= ================

Net income/(loss) per share                                   $    0.42        $    0.42         $   (1.02)       $    0.33
                                                              =========        ===========================        =========

Weighted average common stock and
 common stock equivalents outstanding                            15,113           15,188            15,073           15,187
                                                              =============================================================

                 See Notes to Condensed Consolidated Financial Statements.


                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                          Sept. 28,         December 30,     Sept. 30,
                                                                            1996                 1995                  1995
                                                                     (Unaudited)            (*)     (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,792           $    1,400            $    1,439
 Accounts receivable, net                                                 56,536               35,290                59,674
 Inventories (Note 2)                                                    118,278              119,120               144,875
 Prepaid expenses and
  other current assets                                                     3,256                5,016                 6,338
                      -----------------------------------------------------------------------------------------------------

Total current assets                                                     179,862              160,826               212,326

Property, plant and equipment, net                                        26,137               24,526                26,995

Other assets                                                              64,486               70,368                70,938
            ---------------------------------------------------------------------------------------------------------------

Total assets                                                          $  270,485           $  255,720            $  310,259
                                                                      =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   40,608           $   14,422            $   58,388
 Accounts payable                                                         33,874               26,755                32,874
 Accrued liabilities                                                      16,523               20,397                19,621
 Net liabilities of discontinued
  operations                                                                 131                  311                   407
 Reserve for business restructuring (Note 3)                               4,189                1,569                    --
                                            -------------------------------------------------------------------------------

Total current liabilities                                                 95,325               63,454               111,290

Long term debt                                                           109,574              110,040               109,908
Deferred liabilities                                                      10,158               11,373                12,436

Shareholders' equity
 Common stock                                                             15,329               15,275                15,242
 Additional paid-in capital                                              107,130              107,071               107,017
 Deficit                                                                 (63,263)             (47,824)              (43,314)
 Excess of additional pension
  liability over unrecognized
  prior service cost                                                      (2,185)              (2,185)                 (773)
 Accumulated foreign currency
  translation adjustment                                                      31                  130                    67
 Less - treasury stock, at cost                                           (1,614)              (1,614)               (1,614)
                                                                      ---------- --------------------            ----------

Total shareholders' equity                                                55,428               70,853                76,625
                          -------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                                                 $  270,485           $  255,720            $  310,259
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

                             See Notes to Condensed Consolidated
 Financial Statements.

                                         Salant Corporation and Subsidiaries
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Amounts in thousands)

                                                                                                   Nine Months Ended
                                                                                        Sept. 28,             Sept. 30,
                                                                                             1996                  1995
                                                                                          -----------------------------

      Cash Flows from Operating Activities:
      Income/(loss) from operations                                                   $   (15,439)           $    5,012
      Adjustments to reconcile income/(loss) from
       operations to net cash used in operating activities:
        Depreciation                                                                        3,108                 3,832
        Amortization of intangibles                                                         1,841                 1,933
        Write-down of fixed assets                                                            227                    --
        Write-off of other assets                                                           6,274                    --
        Loss on disposal of fixed assets                                                       27                    --
        Changes in operating assets and liabilities:
         Accounts receivable                                                              (21,246)              (23,091)
         Inventories                                                                          842               (20,276)
         Prepaid expenses and other current assets                                          1,679                (1,074)
         Other assets                                                                      (1,958)               (1,526)
         Accounts payable                                                                   7,119                 4,281
         Accrued liabilities and reserve for
          business restructuring                                                           (1,254)                  773
         Deferred liabilities                                                              (1,181)               (1,043)
                             -------------------------------------------------------------------- ---------------------

      Net cash used in operating activities                                               (19,961)              (31,179)
                                           ------------------------------------------------------ ---------------------

      Cash Flows from Investing Activities:
      Capital expenditures                                                                 (5,027)               (3,475)
      Acquisition                                                                            (694)                   --
      Proceeds from sale of assets                                                             54                   108
                                                                                       --------------------------------

      Net cash used in investing activities                                                (5,667)               (3,367)
                                                                                       ---------- ---------------------

      Cash Flows from Financing Activities:
      Net short-term borrowings                                                            26,186                34,482
      Exercise of stock options                                                               113                    --
      Other, net                                                                              (99)                  (53)
                                                                                       ---------- ----------------------

      Net cash provided by financing activities                                            26,200                34,429
                                                                                       ----------            ----------

      Net cash provided by continuing operations                                              572                  (117)

      Cash used in discontinued operations                                                   (180)                 (409)
                                                                                       ----------            ----------

      Net decrease in cash and cash equivalents                                               392                  (526)

      Cash and cash equivalents - beginning of year                                         1,400                 1,965
                                                                                       --------------------------------

      Cash and cash equivalents - end of quarter                                       $    1,792            $    1,439
                                                                                       ================================

      Supplemental  disclosures of cash flow  information:  Cash paid during the period for:
          Interest                                                                     $   15,030            $   18,109
                                                                                       ================================
          Income taxes                                                                 $      129            $      127
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

The results of operations for the three- and nine-months periods ended September 28, 1996 and September 30, 1995 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation.

Certain reclassifications were made to the 1995 unaudited Condensed Consolidated Statement of Operations to conform with the 1996 presentation.

Income/(loss) per share is based on the weighted average number of common shares (including, as of September 28, 1996 and September 30, 1995, 331,996 and 593,503 shares, respectively, anticipated to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share does not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Note 2.  Inventories
                                                 September 28,             December  30,              September 30,
                                                          1996                      1995                       1995

Finished goods                                      $   76,967                $   72,850                 $   88,695
Work-in-Process                                         16,550                    15,829                     29,492
Raw materials and supplies                              24,761                    30,441                     26,688
                                                   -----------               --------------------------------------
                                                     $ 118,278                 $ 119,120                  $ 144,875
                                                     ===================================                  =========

Note 3. Restructuring Costs

In the nine-months period ended September 28, 1996, the Company recorded a provision for restructuring of $11,730, of which $152 was recorded in the third quarter, consisting of (i) $5,718 in connection with the decision to put its' JJ. Farmer sportswear product line up for sale, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2,858 related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the Gant future minimum royalties, which are not expected to be covered by future sales, (iii) $1,842 primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $547 primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $765 related primarily to severance costs.

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

Results of Operations

The following discussion compares the operating results of the Company for the three- and nine- months periods ended September 28, 1996 with the operating results for the three- and nine- months periods ended September 30, 1995.

The following table sets forth certain financial data for the three- and nine-months periods ended September 28, 1996 and September 30, 1995.

                                                                   (dollars in millions)
                                                       Three months ended                  Nine months ended
                                                    Sept. 28,    Sept. 30,             Sept. 28,     Sept. 30,
                                                        1996         1995                  1996         1995
-------------------------------------------------------------------------                  -----------------

Net sales                                             $122.6       $148.3                $318.8       $374.2
Gross profit                                          $ 29.9      $  33.8               $  70.5      $  80.7
Gross margin                                            24.4%        22.8%                 22.1%        21.6%
Income/(loss) from operations
 before interest and income taxes                      $10.5       $ 11.8                 ($3.5)      $ 19.7


Third Quarter 1996 Compared to Third Quarter 1995

Net sales for the third  quarter of 1996  amounted to $122.6  million, a 17.3%  decrease  from net sales of $148.3
---------
million in the third quarter of 1995.

                                                            (dollars in millions)
                                                  Net sales and percentage of total                 Percentage
                                                       for the three months ended                    Increase/
                                              Sept. 28, 1996                   Sept. 30, 1995       (Decrease)
                                          --------------------------------------------------------------------

Men's Apparel                              $   92.9         75.8%           $118.8         80.1%       (21.8%)
Children's Sleepwear and Underwear             19.9         16.2%             20.6         13.9%        (3.5%)
Other    Businesses (a)                         9.8          8.0%              8.9          6.0 %       10.3%
                                           ----------------------        ------------------------
        Total                                $122.6          100%           $148.3           100%      (17.3%)
                                             ====================           =====================

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the retail outlet stores division (the "Stores division").

Sales of Men's Apparel decreased $25.9 million, or 21.8%. This decrease was primarily attributable to: (i) the restructuring of the Company's men's apparel businesses in the aggregate amount of $13.8 million, and (ii) the reduction in sales of the Company's men's denim related merchandise (other than Canyon River Blues jeans) in the amount of $9.2 million.

Sales of Other Businesses increased $0.9 million, or 10.3%. This increase related to an increase in sales by the Made in the Shade division due to an increase in the number of programs produced for mass volume retailers, offset by a decrease in sales by the Stores division related primarily to a decrease in sales through the Manhattan brand store format (an older and larger type of retail outlet store).

Gross profit as a percentage of net sales increased to 24.4% ($29.9 million) in the third quarter of 1996 from 22.8% of net sales ($33.8 million) in the comparable 1995 quarter.

                                                        (dollars in millions)
                                                    Gross profit and gross margin
                                                                    for the three months ended
                                              Sept. 28, 1996                 Sept. 30, 1995
----------------------------------------------------------------------  -------------------

Men's Apparel                                  $ 20.4       21.9%        $ 24.4       20.6 %
Children's Sleepwear and Underwear                5.8       29.4%           6.3       30.2%
Other Businesses (a)                              3.7       37.8%           3.1       35.0%
                                             --------                  --------

        Total                                $ 29.9         24.4%        $ 33.8       22.8%
                                             ===============             ======

(a) Represents the Made in the Shade division and the Stores division.

The increase in gross margin occurred principally in men's apparel as a result of reduced sales of Perry Ellis sportswear to off-price retailers and reduced sales of lower margin Manhattan label sportswear.

Selling, general and administrative expenses decreased to $20.3 million (16.6% of net sales), as compared to the third quarter of 1995, when such expenses amounted to $23.0 million (15.5% of net sales). The decrease in such expenses (in dollars) was primarily attributable to cost savings resulting from the restructuring of the men's apparel business, as discussed under the year to date comparison below, and substantially reduced factoring charges resulting from a change in the factoring arrangement, as disclosed in the Form 10-Q for the second quarter ended June 29, 1996.

For the third quarter of 1996, income from operations before interest and income taxes was $10.5 million, or 8.6% of net sales, as compared to income from operations before interest and income taxes of $11.8 million, or 7.9% of net sales, in the 1995 third quarter.

                                                        (dollars in millions)
                                               Income from operations before interest
                                                 and income taxes, and percentage of
       net sales for the three months ended
                                              Sept. 28, 1996                 Sept. 30, 1995
----------------------------------------------------------------------  -------------------

Men's Apparel                                $    6.9        7.4%       $   8.6        5.8%
Children's Sleepwear and Underwear                4.3       21.8%           4.3       20.8%
Other Businesses (a)                             (0.4)      (4.2%)         (0.3)      (3.5%)
                                           ----------                   ------- ------

                                                 10.8        8.8%          12.6        8.5%
Corporate expenses                               (1.6)                     (2.1)
Licensing division income                         1.3                       1.3
                                           ----------                  --------
Income from operations before
 interest and income taxes                   $   10.5        8.6%        $ 11.8        7.9%
                                             ========            ==============

(a) Represents the Made in the Shade division and the Stores division.

Net interest expense for the third quarter of 1996 amounted to $4.1 million as compared to $5.4 million in the prior year's third quarter as a result of lower average borrowings.

Net income for the third  quarter of 1996 was $6.3  million, or $0.42 per share,  compared with net income of $6.3
----------
million, or $0.42 per share, for the third quarter of 1995.

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $12.4 million (10.1% of net sales) in the third quarter of 1996, compared to $13.6 million (9.2% of net sales) in the third quarter of 1995, a decrease of $1.2 million, or 8.8%. Although this measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities, the Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures.

Year to Date 1996 Compared to Year to Date 1995

Net sales for the nine months ended September 28, 1996 amounted to $318.8 million, a 14.8% decrease from net sales of $374.2 million for the nine months ended September 30, 1995.

                                                            (dollars in millions)
                                                  Net sales and percentage of total                 Percentage
                                                          for the nine months ended                  Increase/
                                               Sept. 28, 1996                  Sept. 30, 1995       (Decrease)
                                          --------------------------------------------------------------------

Men's Apparel                                $262.8         82.4%           $318.2         85.0%       (17.4%)
Children's Sleepwear and Underwear             28.5          9.0%             29.0          7.8%        (1.6%)
Other    Businesses (a)                        27.5          8.6%             27.0          7.2%         1.9%
                                           ----------------------         ----------------------
        Total                                $318.8          100%           $374.2           100%      (14.8%)
                                             ====================           =====================

(a) Represents the Made in the Shade division and the Stores division.

Sales of Men's Apparel decreased $55.4 million, or 17.4%. Approximately $42.1 million of such decrease relates to the Company's previously announced restructuring of its Men's Apparel segment. Sales of Perry Ellis sportswear also declined in the amount of $7.5 million as a result of lower sales to off-price retailers ($17.1 million), as offset by increases in sales to traditional department stores. Additionally, sales of jeans (other than Canyon River Blues) experienced a reduction of $10.0 million from the prior year which were offset by a $9.0 million, or 41.7%, increase realized in sales of Canyon River Blues jeans.

Gross profit as a percentage of net sales increased to 22.1% in the nine months ended September 28, 1996 from 21.6% of net sales for the nine months ended September 30, 1995.

                                                        (dollars in millions)
                                                    Gross profit and gross margin
              for the nine months ended
                                              Sept. 28, 1996                Sept. 30, 1995
----------------------------------------------------------------------  ------------------

Men's Apparel                                  $ 53.7       20.5%        $ 62.7       19.7%
Children's Sleepwear and Underwear                7.4       25.8%           8.5       29.5%
Other Businesses (a)                              9.4       34.3%           9.5       35.3%
                                             --------                  --------

        Total                                $ 70.5         22.1%        $ 80.7       21.6%
                                             ===============             =============

(a) Represents the Made in the Shade division and the Stores division.

The increase in gross margin occurred principally in men's apparel resulting from higher margins on sportswear, as previously discussed, and increased margins on neckwear, offset by lower margins on children's sleepwear due to higher off-price sales of licensed character products.

Gross margins for the nine months ended September 28, 1996, were negatively affected by $3.3 million (1.0% of net sales) of charges, primarily related to markdowns, as discussed in the Company's Form 10-Q for the second quarter ended June 29, 1996. Of this amount, $3.0 million (1.1 % of net sales) related to Men's Apparel and the balance related to the Other Businesses.

Selling, general and administrative expenses increased to $64.7 million (20.3% of net sales), as compared to the first nine months of 1995, when such expenses amounted to $64.1 million (17.1% of net sales). The increase in such expenses was primarily attributable to the installation of store fixtures for Perry Ellis Sportswear shops in department stores and Canyon River Blues shops in Sears, Roebuck & Co. ("Sears"). These expenditures commenced in the second half of 1995. The non-cash portion of the increased expenses relating to store fixtures accounted for approximately 83% of the total increase in S,G&A expense.

S,G&A expenses for the first nine months included charges of $1.1 million, which primarily related to the restructuring of the Men's Apparel businesses as discussed in the Company's Form 10-Q for the second quarter ended June 29, 1996.

Royalty income for the nine months ended September 28, 1996 was $4.1 million, compared to $4.7 million in the first nine months of 1995. This decrease resulted primarily from (i) lower sales by licensees in the fourth quarter of the prior year, which resulted in a decrease in royalties received by the Company in the current year, and (ii) the expiration of certain license agreements prior to 1996.

In the first nine months of 1996, the Company recorded a provision for restructuring of $11.7 million consisting of (i) $5.7 million in connection with the decision to put its' JJ. Farmer sportswear product line up for sale, which charge is primarily related to the write-off of goodwill and the write-down of other assets, (ii) $2.9 million related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the Gant future minimum royalties, which are not expected to be covered by future sales, (iii) $1.8 million primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.5 million primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $0.8 million related primarily to severance costs.

The restructuring of the menswear business is designed to focus resources on those brands and products that offer the Company the opportunity for superior margins because they either (i) have significant consumer recognition, such as Perry Ellis, Manhattan and Joe Boxer products or (ii) require Salant's merchandising, marketing and manufacturing expertise, which provides significant added value to the Company's retail customer, as in the case of the Canyon River Blues program for Sears. Salant will expend its energies on a selected number of key brands and programs which offer it the opportunity to maximize its corporate marketing and merchandising strengths in order to improve profitability.

For the nine months ended September 28, 1996, the loss from operations before interest and income taxes was $3.5 million, or (1.1%) of net sales, as compared to income from operations before interest and income taxes of $19.7 million, or 5.3% of net sales, in the first nine months of 1995. Income from operations as a percentage of net sales was lower in 1996 primarily as a result of the net sales decrease, the increase in S,G&A expenses and the provision for restructuring discussed above.

                                                        (dollars in millions)
                                            Income/(loss) from operations before interest
                                                 and income taxes, and percentage of
       net sales for the nine months ended
                                              Sept. 28, 1996               Sept. 30, 1995
----------------------------------------------------------------------  -----------------

Men's Apparel (a)                            $   (1.3)      (0.5)%       $ 18.2        4.9%
Children's Sleepwear and Underwear                3.3       11.5%           4.1       14.2%
Other Businesses (b)                             (2.6)      (9.4%)         (1.7)      (6.5)%
                                            ---------                   ------- -----

                                                 (0.6)      (0.2%)         20.6        5.5%
Corporate expenses                               (6.2)                     (4.9)
Licensing division income                         3.3                       4.0
                                            ---------                   -------
Income/(loss) from operations before
 interest and income taxes                    $  (3.5)      (1.1%)       $ 19.7        5.3%
                                              =======             =============

(a) Includes $11.7 million restructuring provision in 1996.
(b) Represents the Made in the Shade division and the Stores division.

Net interest expense for the nine months ended September 28, 1996 amounted to $11.9 million as compared to $14.6 million in the prior year's first nine months as a result of lower average borrowings.

The net loss for the first nine months of 1996 was $15.4 million, or ($1.02) per share, compared with net income of $5.0 million, or $0.33 per share, for the first nine months of 1995.

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $14.3 million (4.5% of net sales) in the nine months ended September 28, 1996, compared to $25.5 million (6.8% of net sales) in the first nine months of 1995, a decrease of $11.2 million, or 43.9%. Although this measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities, the Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures.

Liquidity and Capital Resources

The Company is a party to a revolving credit, factoring and security agreement, as amended, (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") to provide seasonal working capital financing in the form of direct borrowings and letters of credit, up to an aggregate of $135 million (the "Maximum Credit"), subject to an asset based borrowing formula. Interest on direct borrowings is charged monthly at an annual rate of one percent in excess of the base rate of the Chase Manhattan Corporation (the "Prime Rate", which was 8.25% at September 28, 1996). As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. As of September 28, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $40.6 million and $28.3 million, respectively, and the Company had unused availability of $21.1 million. As of September 30, 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $58.4 million and $27.4 million, respectively, and the Company had unused availability of $5.4 million. The average interest rate on borrowings for the nine months ended September 28, 1996 and September 30, 1995 was 9.5% and 9.8%, respectively.

The Credit Agreement and the indenture (the "Indenture") governing the 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Notes") contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property, making capital expenditures, and paying cash dividends. In addition, under the Credit Agreement, the Company is required (i) during the year, to maintain minimum levels of working capital and stockholders' equity and to satisfy a maximum cumulative net loss test and (ii) at year end, to satisfy a ratio of total liabilities to stockholders' equity and a fixed charge coverage ratio. At September 28, 1996, the Company was in compliance with all financial covenants as indicated below:

                                                  Covenant                      Sept. 28, 1996
Credit Agreement Covenants                          Level                        Actual Level

Working Capital                                    $ 75.0 million               $ 84.5 million
Stockholders' Equity                               $ 45.0 million               $ 55.4 million
Maximum Loss                                       $(15.0) million              $ (6.7) million

The Company is also required to reduce its indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing February 1, 1994. The Company has complied with this covenant for all periods through January 31, 1997.

The Company's cash used in operating activities was $20.0 million. This represented an $11.2 million (36%) improvement over the first nine months of 1995 and was primarily a result of inventory management improvements. Inventory decreased by $0.8 million in the first nine months of 1996; during the same period in 1995, inventory increased $20.2 million.

The restructuring provision of $11.7 million in the first nine months 1996 has required cash payments amounting to $1.6 million to date and will require approximately $5.0 million of additional cash over a period of time extending beyond 1996. In addition, the restructuring charge included a non- cash charge relating primarily to the write-off of goodwill in the amount of $6.4 million.

Cash used for investing activities in the first nine months of 1996 was $5.7 million, primarily related to capital expenditures.

Cash provided by financing activities in the first nine months of 1996 was $26.2 million, which represented short-term borrowings under the Credit Agreement.This represents a 24% reduction from the $34.5 million of short-term borrowings required in the first nine months of 1995.

Capital expenditures in the first nine months of 1996 were $5.0 million, as compared to $3.5 million in the first nine months of 1995. These expenditures were funded primarily from short term borrowings. Capital expenditures for the full year of 1996 are anticipated to be approximately $9.0 million.

On October 28, 1996, the Company completed the sale of a leasehold interest in a facility located in Glen Rock, New Jersey. The Net Cash Proceeds (as defined in the Indenture) for such sale were $3,372,000. Pursuant to the Indenture, the Company is required to make an offer to repurchase the Senior Notes in an amount equal to the Net Cash Proceeds at 100% of the principal amount thereof.

Salant's principal sources of liquidity, both on a short-term and a long-term basis, are provided by operations and borrowings under the Credit Agreement.

Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and its cash flow anticipated from future operations, Salant believes that its future cash flows together with funds available under the Credit Agreement will be adequate to meet the financing requirements it anticipates during the next twelve months. The Company has initiated discussions to extend the Credit Agreement beyond March 31, 1997. The Company anticipates that the Credit Agreement will be extended on satisfactory terms into 1998. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

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

Substantial Level of Indebtedness. The Company had indebtedness of $150.2 million as of September 28, 1996. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the third quarter of 1996, the Company did not file any reports on Form 8-K.

Exhibits

Number                      Description

27                          Financial Data Schedule

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:     November 11, 1996          /s/    Richard P. Randall
     ---------------------------------------------------------

                               Richard P. Randall
                              Senior Vice President
                           and Chief Financial Officer
                          (Principal Financial Officer)