Form 10-K
period 1996-12-28
SALANT CORP
filed 1997-03-28
CIK 86346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 1996

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6666

SALANT CORPORATION
(Exact name of registrant as specified in its charter)
1114 Avenue of the Americas, New York, New York 10036
Telephone: (212) 221-7500

         Incorporated in the State of Delaware
    Employer Identification No. 13-3402444

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $1 per share, registered on the New York Stock Exchange.

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

Yes X  No __

         As of March 24, 1997, there were outstanding 14,780,082 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on the New York Stock Exchange on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $33,930,555. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation relating to the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS



PART I

     Item  1.Business

     Item  2.Properties

     Item  3.Legal Proceedings

     Item  4.Submission of Matters to a Vote of Security Holders

PART II

     Item  5.Market for Registrant's Common Equity and Related Stockholder
             Matters

     Item  6.Selected Consolidated Financial Data

     Item  7.Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

     Item  8.Consolidated Financial Statements and Supplementary Data

     Item  9.Disagreements on Accounting and Financial Disclosure

PART III

     Item 10.Directors and Executive Officers of the Registrant

     Item 11.Executive Compensation

     Item 12.Security Ownership of Certain Beneficial Owners and Management

     Item 13.Certain Relationships and Related Transactions
PART IV

     Item 14.Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

Men's Apparel. In 1996, Salant substantially restructured its men's apparel business to focus on those businesses that the Company believes offer the opportunity for greater profitability by either (i) providing its customer and the retail consumer with products under well-known brands or designer labels, or
(ii)  developing  private  label  programs  that  capitalize  on  the  Company's
sourcing,   merchandising  and  marketing   expertise.   As  a  result  of  this
restructuring, the men's apparel business is comprised of the Perry Ellis division and Salant Menswear Group. The Perry Ellis division markets dress shirts, slacks and sportswear under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks. Salant Menswear Group is comprised of the Accessories division, the Texas Apparel division and all pant and dress shirt businesses other than those selling products bearing the PERRY ELLIS trademarks. The Accessories division markets neckwear, belts and suspenders under a number of different trademarks, including PORTFOLIO BY PERRY ELLIS, JOHN HENRY, SAVE
THE CHILDREN and PEANUTS. The Texas Apparel division manufactures men's and boys' jeans, principally under the Sears, Roebuck & Co. ("Sears") CANYON RIVER BLUES trademark. The Salant Menswear Group also markets dress shirts, primarily under the JOHN HENRY and MANHATTAN trademarks, and pants under the THOMSON trademark. Commencing in 1997, the Salant Menswear Group will manufacture men's casual slacks under Sears' CANYON RIVER BLUES KHAKIS trademark. Prior to the restructuring, the Company marketed sportswear under the JJ. FARMER and MANHATTAN trademarks. As a result of the restructuring, the Company (i) ceased marketing sportswear under the JJ. FARMER label and determined to sell or license the trademark and (ii) discontinued marketing sportswear under the MANHATTAN trademark.

Children's Sleepwear and Underwear. The children's sleepwear and underwear business is conducted by the Company's Children's Apparel Group (the "Children's Group"). The Children's Group markets blanket sleepers primarily using a number of well-known licensed cartoon characters created by DISNEY and WARNER BROS., among others. The Children's Group also markets pajamas under the OSHKOSH B'GOSH trademark, and sleepwear and underwear under the JOE BOXER trademark. Commencing in the fall of 1997, the Children's Group will begin marketing boys' sportswear under the JOE BOXER trademark.

Other Businesses. The other businesses of the Company consist of (i) the women's junior apparel business, conducted by the Company's Made in The Shade division ("Made In the Shade"), and (ii) a chain of factory outlet stores (the "Stores division"), through which the Company sells its own products and those of other apparel manufacturers.

Principal Product Lines. The following table sets forth, for fiscal years 1994 through 1996, the percentage of the Company's total net sales contributed by each category of product:

                                                                                            Fiscal Year
                                                                           1994            1995             1996

Men's Apparel                                                               82%             85%              81%
Children's Sleepwear and Underwear                                           8%              8%              10%
Other Businesses                                                            10%              7%               9%

For more detailed  information  regarding the Company's product categories,  see
Note 10 to the Consolidated Financial Statements.

In 1996, approximately 13% of the Company's net sales were made to Sears. Approximately 11% of the Company's net sales in 1996 were made to Federated Department Stores, Inc. ("Federated"), which includes all 1996 net sales to Macy's Department Stores ("Macy's"), which was acquired by Federated in 1994, and the Broadway Stores, Inc. ("Broadway"), which was acquired by Federated in February 1996. In 1995 and 1994, net sales to a combined Federated/Macy's/Broadway would have represented approximately 12% and 15% of the Company's net sales, respectively. In each of 1995 and 1994, approximately 11% of the Company's net sales were made to TJX Corporation ("TJX"), which includes all 1995 and 1994 net sales to Marshall's Corporation, which was acquired by TJX in February 1996.

In 1995, approximately 13% of the Children's Group's net sales were made to Dayton Hudson Corporation. In 1996, approximately 27% and 22% of the net sales of Other Businesses were made to K-Mart Corporation and JC Penney Company, respectively. In 1995, net sales to JC Penney represented 19% of the net sales of the other businesses segment.

No other customer accounted for more than 10% of the net sales of the Company or any of its business segments during 1994, 1995 or 1996.

The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise.

A significant factor in the marketing of the Company's products is the consumer perception of the trademark or brand name under which those products are marketed. Approximately 71% of the Company's net sales for 1996 was attributable to products sold under Company owned or licensed designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels, including Sears' CANYON RIVER BLUES. The following table lists the principal owned or licensed trademarks under which the Company's products were sold in 1996 and the product lines associated with those trademarks. Trademarks used under license are indicated with an asterisk; all other listed trademarks are owned by the Company.

Trademark                                                           Product Lines



101 DALMATIANS *.................................................   Children's sleepwear
BATMAN *.........................................................   Children's sleepwear
DISNEY Characters *..............................................   Children's sleepwear and underwear
DR. DENTON.......................................................   Children's sleepwear and underwear
GANT *...........................................................   Men's dress shirts, neckwear, belts and suspenders
JJ. FARMER.......................................................   Men's and women's sportswear
JOE BOXER *......................................................   Children's sleepwear and underwear
JOHN HENRY.......................................................   Men's dress shirts, neckwear, belts and suspenders; men's jeans
MADE IN THE SHADE................................................   Women's junior sportswear
MANHATTAN........................................................   Men's dress shirts and sportswear
OSH KOSH B'GOSH *................................................   Children's sleepwear
PEANUTS *........................................................   Men's dress shirts and neckwear
PERRY ELLIS *....................................................   Men's sportswear, dress shirts, neckwear, belts and suspenders
PERRY ELLIS AMERICA *............................................   Men's casual sportswear and jeans
PORTFOLIO BY PERRY ELLIS *.......................................   Men's dress slacks, dress shirts, neckwear, belts and suspenders
SAVE THE CHILDREN *..............................................   Men's neckwear and suspenders
SPACE JAM *......................................................   Children's sleepwear
THOMSON..........................................................   Men's casual and dress slacks
UNICEF *.........................................................   Men's neckwear

During 1996, approximately 35% of the Company's net sales was attributable to products sold under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks; these products are sold through leading department and specialty stores. Products sold to Sears under its exclusive brand CANYON RIVER BLUES accounted for 11% of the Company's net sales during 1996. No other line of products accounted for more than 10% of the Company's net sales during 1996.

     Trademarks Owned by the Company and Related Licensing Income. The Company owns the DR. DENTON, JJ. FARMER, JOHN HENRY, LADY MANHATTAN, MADE IN THE SHADE, MANHATTAN and THOMSON trademarks, among others. All of the significant brand names owned by the Company have been registered or are pending registration with the United States Patent and Trademark Office.

The Company has sought to capitalize on consumer recognition of and interest in its trademarks by licensing various of those trademarks to others. As of the end of 1996, licenses were outstanding to approximately 21 licensees to make or sell apparel products and accessories in the United States and to 34 licensees in 31 other countries under the MANHATTAN, LADY MANHATTAN, JOHN HENRY, THOMSON and VERA trademarks, which produced royalty income of approximately $6.2 million in 1996. Products under license include men's belts, dress shirts, gloves, handkerchiefs, leather accessories, neckwear, optical frames, outerwear, pajamas, robes, scarves, shorts, slacks, socks, sportcoats, sunglasses, suspenders and underwear, and women's blouses and tops, gloves, intimate apparel, lingerie, optical frames, scarves and shirts.

Trademarks Licensed to the Company. The name Perry Ellis and related trademarks are licensed to the Company under a series of license agreements with Perry Ellis International, Inc. ("PEI"). The license agreements contain renewal options which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. The Company also has rights of first refusal worldwide for certain new licenses granted by PEI for men's apparel and accessories.

The Company is also a licensee of various trademarks, including certain DISNEY characters (including 101 DALMATIANS), GANT, JOE BOXER, OSH KOSH B'GOSH,
PEANUTS, SAVE THE CHILDREN, UNICEF and certain WARNER BROS. characters (including BATMAN and SPACE JAM), for various categories of products under license agreements expiring between 1997 and 2002.

The agreements under which the Company is licensed to use trademarks owned by others typically provide for royalties at varying percentages of net sales under the licensed trademark, subject to a minimum annual royalty payable irrespective of the level of net sales. The Company anticipates that it should be able to extend, if it so desires, the term of any material licenses when they expire.

Design and Manufacturing. Products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions. In limited cases, the Company's designers may receive input from one or more of the Company's licensors on general themes or color palettes.

During 1996, approximately 17% of the products produced by the Company (measured in units) were manufactured in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 81% of its domestic-made products and 30% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers. In 1996, approximately 44% of the Company's foreign production was manufactured in Mexico, approximately 12% was manufactured in Guatemala and approximately 10% was manufactured in the Dominican Republic .

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

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. No single supplier accounted for more than 10% of Salant's raw material purchases during 1996. The Company has not engaged in financial activities through the use of derivatives or otherwise to hedge or diminish currency risks or fluctuations.

Employees. As of the end of 1996, the Company employed approximately 3,800 persons, of whom 3,200 were engaged in manufacturing and distribution operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's factory outlet stores. Substantially all of the manufacturing employees are covered by collective bargaining agreements with various unions, which expire between 1997 and 2000. The Company believes that its relations with its employees are satisfactory.

Management. On March 7, 1997, the Company announced that Nicholas P. DiPaolo, Chairman and Chief Executive Officer, had notified the Board of Directors of his intent to leave the Company in 1997. On April 1, 1997, Jerald S. Politzer will join the Company as Chief Executive Officer and a member of the Board of Directors.

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

Environmental Regulations. Current environmental regulations have not had, and in the opinion of the Company, assuming the continuation of present conditions, are not expected to have a material effect on the business, capital expenditures, earnings or competitive position of the Company.

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

Seasonality of Business and Backlog of Orders.  This information is included under Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of six domestic manufacturing facilities located in Alabama, Georgia (2), New York, Tennessee and Texas, four manufacturing facilities located in Mexico, and six distribution centers located in Georgia, New York, South Carolina (2) and Texas (2). At the end of 1996, the Company was in the process of closing the two manufacturing facilities and one distribution facility in Georgia. The Company owns approximately 1,279,000 square feet of space devoted to manufacturing and distribution and leases approximately 554,000 square feet of such space. The Company owns approximately 34,000 square feet of combined office, design and showroom space and leases approximately 163,000 square feet of such space. The Children's Group has exclusive use of the Tennessee manufacturing facility, shares one of the Mexican manufacturing facilities with the Texas Apparel division and has its distribution center in a building in Texas which it shares with the Texas Apparel division. As of the end of 1996, the Company's Stores division operated 65 factory outlet stores, comprising approximately 204,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions.

The Company believes that its plant and equipment are adequately maintained, in good operating condition, and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

(a) Chapter 11 Cases. On June 27, 1990, Salant and Denton Mills each filed with the Bankruptcy Court a separate voluntary petition for relief under chapter 11 of the Bankruptcy Code. On July 30, 1993, the Bankruptcy Court issued an order confirming the Reorganization Plan.

The Reorganization Plan was consummated on September 20, 1993. From that date through December 28, 1996 (approximately 39 months), the Company made cash payments of $9.4 million, issued $111.9 million of new 10-1/2% senior secured notes, and issued 11.0 million shares of common stock in settlement of certain undisputed and disputed claims in the chapter 11 proceedings. Salant anticipates that an additional $4.2 million in cash and an additional 325 thousand shares of common stock will ultimately be distributed in connection with the resolution of all remaining claims. Provisions for such distributions were made in the consolidated financial statements at the time of emergence from the bankruptcy during the year ended January 1, 1994. The process of resolving claims is continuing and, pursuant to the Reorganization Plan, remains under the jurisdiction of the Bankruptcy Court.

(b) Other. The Company is a defendant in several other legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of the Company's shareholders was held on May 14, 1996 (the "Annual Meeting"). Subsequent to that date, there have been no other matters submitted to a vote of the Company's shareholders.

        (b) At the Annual Meeting, the shareholders approved the election of four Directors for a three-year term expiring at the 1999 Annual Meeting of the Company's shareholders, with the votes for such election as follows:

          Director                                           For                         Withheld

               Mr. Robert H. Falk                     13,566,487                             91,524
               Ms. Ann Dibble Jordan                  13,565,186                             92,825
               Mr. Robert Katz                        13,567,186                             90,825
               Mr. John S. Rodgers                    13,566,793                             91,218


        (c) At the Annual Meeting, the shareholders approved the 1996 Stock Plan, which provides for 600,000 shares of Common Stock for the granting of options, stock appreciation rights and restricted stock to employees of the Company and the granting of options to non-employee directors of the Company. The shares voting for the 1996 Stock Plan were 12,262,974, the shares voting against were 1,333,543 and the shares abstaining were 61,484.

       (d) At the Annual Meeting, the shareholders ratified the reappointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year. The shares voting for the ratification were 13,616,171, the shares voting against the ratification were 20,258 and the shares abstaining were 21,580.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Salant's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the trading symbol SLT.

The high and low sale prices per share of Common Stock (based upon the NYSE composite tape as reported in published financial sources) for each quarter of 1995 and 1996 are set forth below. The Company did not declare or pay any dividends during such years. The indenture governing Salant's 10-1/2% Senior Secured Notes due December 31, 1998, and the revolving credit, factoring and security agreement, dated September 20, 1993, as amended, with the CIT Group/Commercial Services, Inc. require the satisfaction of certain net worth tests prior to the payment of any cash dividends by Salant. As of December 28, 1996, Salant was prohibited from paying cash dividends under the most restrictive of these provisions.

High and Low Sale Prices Per Share of the Common Stock

                  Quarter                                    High                                   Low

                  1996
                  Fourth                                   $3 7/8                                  $3 1/8
                  Third                                     4                                       2 3/4
                  Second                                    4 7/8                                   3 1/2
                  First                                     5 3/4                                   3 1/8

                  1995
                  Fourth                                 $  5 7/8                                $  3 3/8
                  Third                                     6                                       3 1/4
                  Second                                    4 1/4                                   2 3/4
                  First                                     5 7/8                                   3 1/4

On March 11, 1997, there were 1,098 holders of record of shares of Common Stock, and the closing market price was $5.00.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

The following selected consolidated financial data presented for fiscal years 1994 through 1996 has been derived from the Consolidated Financial Statements of the Company, which has been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated financial data for fiscal years 1992 and 1993 has been derived from audited consolidated financial data which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements, including the related notes thereto, included elsewhere herein.

                                                       Dec. 28,      Dec. 30,     Dec. 31,      Jan. 1,      Jan. 2,
                                                          1996          1995         1994         1994         1993
                                                     (52 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)   (53 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                          $438,119      $501,522     $419,285     $402,098     $411,021
    Restructuring costs (a)                            (11,730)       (3,550)          -        (5,500)      (4,824)
    Income/(loss) from
     continuing operations                              (9,323)         (498)        3,507        7,816      (4,687)
    Discontinued Operations:
      Loss from operations, net
       of income taxes                                     -             -         (9,639)        (589)      (1,299)
      Estimated loss on disposal,
       net of income taxes                                 -             -         (1,796)         -        (11,772)
      Reversal of estimated loss on disposal,
       net of income taxes                                 -             -             -         11,772         -
    Extraordinary gain (b)                                 -            1,000           63       24,707         -
    Net income/(loss)(a)                                (9,323)           502      (7,865)       43,706     (17,758)
    Income/(loss) per share from continuing
     operations before
     extraordinary gain                                 $(0.62)       $(0.03)        $0.23        $1.10      $(1.35)
    Income/(loss) per share from discontinued
     operations                                            -             -          (0.76)         1.57       (3.78)
    Income per share from
     extraordinary gain                                    -             0.06          -           3.48         -
    Net income/(loss) per share (a)                      (0.62)          0.03       (0.53)         6.15       (5.13)
    Cash dividends per share                               -             -             -           -            -


At Year End:
  Current assets                                       $147,203      $160,826     $168,411     $157,622     $160,146
  Total assets                                          236,038       255,720      267,216      253,232      259,466
  Current liabilities                                    60,353        63,454       72,163       45,713       55,093
  Long-term debt                                        106,231       110,040      109,908      111,851        -
  Deferred liabilities                                    8,863        11,373       13,479       16,766        2,462
  Liabilities deferred pursuant
   to chapter 11 cases                                     -             -             -           -         266,420
  Working capital                                        86,850        97,372       96,248      111,909      105,053
  Current ratio                                           2.4:1         2.5:1        2.3:1        3.4:1        2.9:1
  Shareholders' equity/(deficiency)                     $60,591       $70,853      $71,666      $78,902    $(64,509)
  Book value per share                                    $4.01         $4.71        $4.78        $5.34     $(18.62)
  Number of shares outstanding                           15,094        15,041       15,008       14,781        3,463

     (a) Includes, for the year ended December 28, 1996, a provision of $11,730 (78 cents per share; tax benefit not available) for restructuring costs principally related to (i) the write-off of goodwill and the write-down of other assets for a product line which has been put up for sale, (ii) the write-off of certain assets and accrual for future royalties for a licensed product line and
(iii) employee costs related to closing certain facilities; for the year ended December 30, 1995, a provision of $3,550 (24 cents per share; tax benefit not available) for restructuring costs principally related to (i) fixed asset write-downs at locations to be closed and (ii) inventory markdowns for discontinued product lines; for the year ended January 1, 1994, a provision of $5,500 (77 cents per share; tax benefit not available) for restructuring costs principally related to the costs incurred in connection with the closure of certain unprofitable operations, including (i) inventory markdowns associated with those product lines and (ii) fixed asset write-downs at closed locations; and for the year ended January 2, 1993, (a) a provision of $4,824 ($1.39 per share; tax benefit not available) for restructuring costs principally related to
(i) the estimated costs to be incurred in connection with the closure of certain unprofitable operations, (ii) the rejection, pursuant to the Bankruptcy Code, of certain lease obligations, and (iii) the write-off of leasehold improvements, and buildings and equipment at closed locations, and (b) the write-off of
certain   intangible  assets  of  $6,759  ($1.95  per  share;  tax  benefit  not available).

(b) Includes, for the year ended December 30, 1995, a gain of $1,000 (6 cents per share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Chapter 11 proceeding; for the year ended December 31, 1994, a gain of $63 (no per share effect) related to the purchase and retirement of a portion of the Company's 10 1/2% Senior Secured Notes at a price below the principal amount thereof; and for the year ended January 1, 1994, a gain of $24,707 ($3.48 per share) related to the settlement and anticipated settlement of claims arising from the Chapter 11 proceeding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

In the second half of 1995, the Company formulated a strategic business plan to enhance the profitability of its men's apparel operations and to further improve its overall liquidity. At the core of the plan was a decision to concentrate the Company's resources on a limited number of key menswear brand names (including continuing to emphasize and cohesively market the Company's leading Perry Ellis brand) to further expand the Company's private label business, and to selectively target the sale of the Company's products to those channels of distribution deemed most likely to generate higher profit margins.

Implementation of this plan, which began in the fourth quarter of 1995 and will have been substantially completed by the end of the first quarter of 1997, included (i) the discontinuation of unprofitable or marginally profitable brands and product lines (including the Company's JJ. Farmer and Manhattan sportswear lines and its Nino Cerruti, Liberty of London, Thomson, Ron Chereskin, and AXXA dress shirt lines), (ii) the liquidation of remaining inventories within those discontinued brands and product lines, (iii) the closure of two of the Company's six domestic manufacturing facilities and one of its domestic distribution centers, and (iv) the consolidation of the Company's sourcing, manufacturing, and distribution functions under a central corporate operations group in order to eliminate duplicate sourcing functions and to maximize the impact of its corporate buying power.

As more fully discussed under "Results of Operations" below, these actions significantly affected the Company's operating results in 1996. The discontinuation of various product lines and the redirection of other product lines to different channels of distribution in accordance with the strategic plan resulted in a $58.8 million reduction in net sales compared to 1995. The implementation of the strategic plan also involved the incurrence of significant charges during 1996, including the write-down of goodwill and other assets associated with discontinued product lines, expenses related to the shut-down of manufacturing and distribution facilities, markdowns related to the liquidation of inventories of product lines being discontinued or redirected, and severance costs related to terminated employees. In connection therewith, during 1996, the Company recorded a restructuring charge of $11.7 million and incurred other charges related to the implementation of the strategic plan of approximately $5.2 million to cost of goods sold and $1.1 million to selling, general and administrative expenses. As a result of these actions, however, gross profits as a percentage of sales increased in the men's apparel business segment and on a Company-wide basis compared to 1995, and the Company significantly reduced its inventory levels through the liquidation of excess inventories and the manufacture of fewer stock keeping units. The cash savings associated with the elimination of unprofitable product lines and business units and lower investment in inventory enabled the Company to significantly reduce its average outstanding revolving credit borrowings and associated interest expense.

Results of Operations

Fiscal 1996 Compared with Fiscal 1995

   Net Sales

         The following table sets forth the net sales of each of the Company's three principal business segments for the fiscal years ended December 28, 1996 ("Fiscal 1996") and December 30, 1995 ("Fiscal 1995") and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                                       Increase/
                                               Fiscal 1996          Fiscal 1995                  (Decrease)
                              (dollars in millions)

Men's Apparel                                  $354.7          81%       $423.9            85%       (16.3%)
Children's Sleepwear
 and Underwear                                   45.8          10%         39.9             8%        14.8%
Other Businesses (a)                             37.6           9%         37.7             7%        (0.3%)

        Total                                $438.1          100%        $501.5        100%          (12.6%)

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the retail outlet stores division (the "Stores division").

As noted under "Overview," $58.8 million (85.0%) of the $69.2 million decline in net sales in the men's apparel segment was attributable to the discontinuation of various product lines and the redirection of other product lines to different channels of distribution pursuant to the Company's strategic business plan. Of the balance, $7.4 million resulted from a decision by Sears, Roebuck & Co. ("Sears") to source its knit and woven Canyon River Blues tops through its own internal sourcing operations and $3.6 million was due to reduced sales of Perry Ellis sportswear as a result of a reduction of $12.3 million in sales to off-price retailers, partially offset by an increase of $8.7 million in sales to department stores.

Sales of children's sleepwear and underwear increased by $5.9 million, or 14.8%, in Fiscal 1996. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines.

   Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for each of Fiscal 1996 and Fiscal 1995:

                                               Fiscal 1996        Fiscal 1995
                              (dollars in millions)

Men's Apparel                                   $74.4      21.0%          $79.1       18.7%
Children's Sleepwear
 and Underwear                                   11.5      25.1%           10.8       26.9%
Other Businesses                                 12.0      31.9%           14.0       37.1%

        Total                                $ 97.9         22.3%        $103.9        20.7%

The decline in gross profit in the men's apparel segment and for the Company as a whole was primarily attributable to the reduction in net sales discussed above. The gross profit margin for the men's apparel segment and the Company as a whole, however, improved significantly, primarily as a result of (i) a greater percentage of sales of the Company's higher margin Perry Ellis product lines as a percentage of net sales, (ii) planned reductions in sales of lower-margin brands and products, (iii) increased efficiencies at the Company's manufacturing facilities in Mexico, and (iv) reduced markdowns of accessories due to improved consumer acceptance of the Company's neckwear product lines. The gross profit margin for the men's apparel segment was adversely affected, however, by charges of (i) $3.0 million (0.8% of men's apparel net sales) for markdowns related to the discontinuation of the JJ. Farmer and Manhattan sportswear product lines and a change in the primary channel of distribution for products sold under the John Henry label and (ii) $1.9 million (0.5% of men's apparel net sales) related to the closing of manufacturing and distribution facilities in Americus and Thomson, Georgia.

The gross profit margin of the children's sleepwear and underwear segment declined as a result of an increased percentage of off-price sales of licensed character products in that segment's total sales mix. The gross profit margin of the Company's other businesses declined primarily as a result of margin pressures in both the Company's juniors' sportswear business and the Company's outlet store business as well as charges of $0.3 million (0.8% of other businesses net sales) due to markdowns of discontinued product lines at the Company's outlet stores.

    Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses for Fiscal 1996 were $85.9 million (19.6% of net sales) compared with $85.4 million (17.0% of net sales) for Fiscal 1995. While implementation of the Company's strategic plan resulted in the elimination of certain S,G&A expenses in Fiscal 1996, such eliminations were partially offset by higher amortization costs attributable to the installation of new store fixtures for Perry Ellis sportswear shops in department stores and Canyon River Blues shops in Sears stores, which installations commenced in 1995. The amortization of these store fixtures accounted for approximately $1.6 million of the total S,G&A expenses in Fiscal 1996 as compared with $0.4 million in Fiscal 1995. The Company's merchandise coordinator and retail specialist programs, which provide support for the presentation and coordination of the Company's products in retail stores was also enlarged in 1996, primarily to support the expansion of the Perry Ellis sportswear shop program; this increase accounted for a further $1.2 million of the S,G&A expense increase in Fiscal 1996. Total expenses related to these programs were $3.3 million in Fiscal 1996, as compared with $2.1 million in Fiscal 1995. As indicated in the "Overview", S,G&A expenses for Fiscal 1996 also included charges of $1.1 million principally associated with the reorganization of the men's apparel segment.

    Other Income

Other income for Fiscal 1996 included a gain of $2.7 million related to the sale of a leasehold interest in a facility located in Glen Rock, New Jersey.

    Provision for Restructuring

As noted under "Overview," the Company recorded a restructuring charge of $11.7 million in Fiscal 1996 as a consequence of the implementation of its strategic business plan. Of this amount, (i) $5.7 million was primarily related to the write-off of goodwill and the write-down of other assets of the JJ. Farmer product line, (ii) $2.9 million was attributable to the write-off of certain assets related to the licensing of the Gant brand name for certain of the Company's dress shirt and accessories product lines and the accrual of a portion of future royalties payable under the Gant licenses that are not expected to be covered by future sales, (iii) $1.8 million was primarily related to employee costs associated with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.7 million was primarily related to employee costs associated with the closing of a manufacturing facility in Americus, Georgia and
(v) $0.6 million related to other severance costs.

The restructuring charge was comprised of $5.1 million of non-cash charges and $6.6 million requiring cash payments over a period of time. Of the cash portion, $2.5 million was expended during 1996 and the balance is expected to be expended in the following manner: $2.1 million in 1997, $1.2 million in 1998 and $0.8 million in 1999.

   Income from Continuing Operations Before Interest, Income
    Taxes and Extraordinary Gain

The following table sets forth income from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for each of Fiscal 1996 and Fiscal 199

                                                Fiscal 1996        Fiscal 1995
                              (dollars in millions)

Men's Apparel (a)                             $   6.4        1.8%       $  19.8        4.7%
Children's Sleepwear
 and Underwear                                    5.4       11.8%           5.2       13.0%
Other Businesses                                 (3.9)     (10.4%)         (2.2)      (5.9%)
                                                  7.9        1.8%          22.8        4.5%
Corporate expenses (b)                           (6.2)                     (9.2)
Licensing division income                         5.0                       5.6
Income from continuing
 operations before interest, income
 taxes and extraordinary gain                 $   6.7        1.5%       $  19.2        3.8%

(a) Includes restructuring charges of $11.7 million in Fiscal 1996 and $3.6 million in Fiscal 1995. (b) Includes other income of $2.7 million in Fiscal 1996 related to the sale of a leasehold interest.

The $12.5 million reduction in income from continuing operations before interest, income taxes and extraordinary gain in Fiscal 1996 was primarily a result of the $11.7 million restructuring charge (compared with $3.6 million in Fiscal 1995) and $6.3 million of other charges associated with the implementation of the strategic business plan, which was partially offset by a $2.7 million gain on the sale of a leasehold interest, as previously discussed.

   Interest Expense, Net

Net interest expense was $16.0 million for Fiscal 1996 compared with $19.4 million for Fiscal 1995. The $3.4 million decrease is a result of lower average borrowings during Fiscal 1996 primarily due to reduced average levels of inventory.

   Loss from Continuing Operations

In Fiscal 1996, the Company reported a loss from continuing operations of $9.3 million, or $0.62 per share, as compared with a loss from continuing operations before extraordinary gain of $0.5 million, or $0.03 per share, in Fiscal 1995.

   Extraordinary Gain

The extraordinary gain of $1.0 million recorded in the fourth quarter of Fiscal 1995 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.

   Earnings Before Interest, Taxes, Depreciation, Amortization,
   Restructuring Charges and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges and extraordinary gain was $26.8 million (6.1% of net sales) in Fiscal 1996, compared to $30.9 million (6.2% of net sales) in Fiscal 1995, a decrease of $4.1 million, or 13.2%. The Fiscal 1996 amount was negatively affected by $6.3 million of charges primarily associated with the implementation of the Company's strategic business plan. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Fiscal 1995 Compared with Fiscal 1994

   Net Sales

The following table sets forth the net sales (and relative contributions to total sales) of each of the Company's business segments for Fiscal 1995 and the fiscal year ended December 31, 1994 ("Fiscal 1994")

                                                                                                    Percentage
                                                                                                    Increase/
                                            Fiscal 1995        Fiscal 1994                             (Decrease)
                              (dollars in millions)

Men's Apparel                                  $423.9          85%       $343.5            82%        23.4%
Children's Sleepwear
 and Underwear                                   39.9           8%         35.5             8%        12.5%
Other Businesses                                 37.7           7%         40.3            10%        (6.5%)

        Total                                $501.5          100%        $419.3        100%           19.6%

Of the total increase in net sales of men's apparel, $41.7 million (51.9%) was attributable to the introduction of the Company's Canyon River Blues jeans product line at Sears, $18.2 million (22.6%) was attributable to the growth of the Company's Perry Ellis sportswear business, $11.2 million (13.9%) was a result of increased dress shirt sales and $6.0 million (7.5%) was attributable to higher sales of sportswear under the Manhattan brand. Excluding net sales of dress shirts under the Gant label, for which the Company obtained a license in June 1994, net sales of dress shirts increased by 7.4% in Fiscal 1995.

The increase in net sales of children's sleepwear and underwear was primarily a result of the expansion of the Joe Boxer children's product lines, which were introduced in Fiscal 1994. The decrease in net sales of other businesses was attributable primarily to lower shipments by the Made in the Shade division in response to declining margins.

   Gross Profit

The following table sets forth the gross profit and gross profit margin of each of the Company's business segments for each of Fiscal 1995 and Fiscal 1994:

                                               Fiscal 1995        Fiscal 1994
                              (dollars in millions)

Men's Apparel                                   $79.1      18.7%          $70.9       20.6%
Children's Sleepwear
 and Underwear                                   10.8      26.9%            7.9       22.2%
Other Businesses                                 14.0      37.1%           14.4       35.7%

        Total                                $103.9         20.7%         $93.2        22.2%

The reduction in gross profit as a percentage of net sales in the men's apparel segment was primarily a result of continuing pressure on selling prices in all product categories and at all levels of distribution, which were, in large part, a result of the slow retail economy. In addition, certain product lines introduced or expanded in Fiscal 1995 (Canyon River Blues and Manhattan sportswear) yielded a lower gross profit margin than traditionally earned by the Company's merchandise. The Company's gross profit margin was also negatively affected by costs associated with the start-up of the Canyon River Blues program.

   Selling, General and Administrative Expenses

S,G&A expenses increased by $6.1 million (7.7%) in Fiscal 1995. However, as a percentage of net sales S,G&A expenses declined to 17.0% from 18.9% in Fiscal 1994 due, in part, to the introduction or expansion of certain businesses in Fiscal 1995 (as indicated above) that required minimal incremental expenses.

   Provision for Restructuring

The restructuring charge of $3.6 million related primarily to the planned closing in Fiscal 1996 of a manufacturing facility in Thomson, Georgia, as well as certain expenses related to the planned discontinuation of several dress shirt lines, including Liberty of London, Nino Cerruti and Ron Chereskin.

   Income From Continuing Operations Before Interest,
    Income Taxes and Extraordinary Gain

The following table sets forth income from continuing operations before interest, income taxes and extraordinary gain for each of the Company's business segments, expressed both in dollars and as a percentage of net sales, for each of Fiscal 1995 and Fiscal 1994:

                                                Fiscal 1995        Fiscal 1994
                              (dollars in millions)

Men's Apparel (a)                            $   19.8        4.7%       $  17.4        5.1%
Children's Sleepwear
 and Underwear                                    5.2       13.0%           3.1        8.8%
Other Businesses                                 (2.2)      (5.9%)         (0.5)      (1.3%)
                                                 22.8        4.5%          20.0        4.8%
Corporate expenses                               (9.2)                     (6.2)
Licensing division income                         5.6                       5.7
Income from continuing
 operations before interest, income
 taxes and extraordinary gain                $   19.2        3.8%       $  19.5        4.6%

(a) Includes a restructuring charge of $3.6 million in Fiscal 1995

Income from continuing operations before interest, income taxes and extraordinary gain as a percentage of net sales decreased to 3.8% in Fiscal 1995 from 4.6% in Fiscal 1994 primarily as a result of the decreases in gross margins, S,G&A expense changes and the provision for restructuring discussed above.

   Interest Expense, Net

Net interest expense for Fiscal 1995 increased by $3.8 million compared with Fiscal 1994. Of this amount, $2.7 million was attributable to a higher average outstanding loan balance in Fiscal 1995. The remainder was attributable to an increase in the weighted average interest rate on borrowings from 7.8% in Fiscal 1994 to 9.9% in Fiscal 1995, due primarily to an increase in the average prime rate.

   Loss From Continuing Operations

The loss from continuing operations before extraordinary gain was $0.5 million, or $0.03 per share, in Fiscal 1995 compared with income from continuing operations before extraordinary gain of $3.5 million, or $0.23 per share, in Fiscal 1994, primarily as a result of the $3.6 million restructuring charge in Fiscal 1995.

   Loss From Discontinued Operations

In Fiscal 1994, the Company recorded a charge of $11.4 million, or $0.76 per share, for the discontinuance of the Vera Scarf division. The Vera Scarf division had net sales of $5.1 million in 1994

   Extraordinary Gain

In the fourth quarter of Fiscal 1995, the Company recorded an extraordinary gain of $1.0 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from its prior chapter 11 cases.

   Earnings Before Interest, Taxes, Depreciation, Amortization,
    Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $30.9 million (6.2% of net sales) in Fiscal 1995, compared with $27.0 million (6.4% of net sales) in Fiscal 1994, an increase of $3.9 million, or 14.4%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company is a party to a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT"). The Credit Agreement provides the Company with working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $135 million (the "Maximum Credit"), subject to an asset-based borrowing formula. As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company.

On February 20, 1997, the Company and CIT executed the Tenth Amendment to the Credit Agreement (the "Amendment"). The Amendment extended the term of the
Credit Agreement from March 31, 1997 until September 30, 1998. The Amendment provided for a reduction in the interest rate charged on direct borrowings from one percent in excess of the base rate of the Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.25% at December 28, 1996) to one-half of one percent in excess of the Prime Rate. The Amendment also provided the Company with the option to borrow funds at 2.75% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.625% at December 28, 1996). Based upon Eurodollar Rates currently in effect, the Company's effective rate of interest under the Eurodollar option is approximately 100 basis points below its borrowing rate in effect prior to the Amendment. The Amendment also modified or eliminated certain financial covenants. As a result of the Amendment, the Company will only be required to maintain certain minimum levels of stockholders' equity and to comply with one other financial covenant limiting the maximum loss the Company may incur over any four or eight consecutive calendar quarters.

At the end of Fiscal 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $7.7 million and $32.3 million, respectively, and the Company had unused availability of $28.1 million. At the end of Fiscal 1995, direct borrowings and letters of credit outstanding under the Credit Agreement were $14.4 million and $31.4 million, respectively, and the Company had unused availability of $27.5 million. During Fiscal 1996, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $101.0 million at which time the Company had unused availability of $19.6 million. During Fiscal 1995, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $134.2 million at which time the Company had unused availability of $828,000.

On October 28, 1996, the Company completed the sale of a leasehold interest in a facility located in Glen Rock, New Jersey. Pursuant to the indenture governing the Company's outstanding 10 1/2% Senior Secured Notes due 1998 (the "Senior Secured Notes"), the $3,372,000 net cash proceeds of that sale were applied to the repurchase of a like principal amount of the Senior Secured Notes immediately following the end of the 1996 fiscal year.

The instruments governing the Company's outstanding debt contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required during the year, to maintain a minimum level of stockholders' equity and to satisfy a maximum cumulative net loss test. The Company was at December 28, 1996, and currently is, in compliance with all of its covenants. The following table indicates the Company's compliance with the two remaining financial covenants contained in the Credit Agreement:


                       December 28, 1996
Credit Agreement Covenants                  Covenant Level
                         Actual Level

Stockholders' Equity                        no less than $52.0 million
              $ 60.6 million
Maximum Loss (a)                            no more than $(10.0) million
                                        positive income

(a) Maximum loss excludes write-offs for goodwill, restructuring expenses or other unusual or non-recurring expenses during the first two quarters of 1996, up to a maximum of $13.0 million.

The indenture governing the Company's outstanding Senior Secured Notes requires the Company to reduce its outstanding indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing on the first day of February. This covenant has been satisfied for the balance of the term of the Senior Secured Notes.

The Company's cash flow from operating activities for Fiscal 1996 was $16.9 million, which reflects a $17.5 million reduction in inventories due to improved inventory management, and the effects of the implementation of its strategic business plan for the men's apparel group. The lower inventory balance was partially offset by an increase in accounts receivable, due to changes in the Company's factoring arrangements with CIT, which reduced the amount of accounts receivable sold to CIT and the related factoring costs.

Cash used in Fiscal 1996 for investing activities was $9.8 million and primarily related to capital expenditures of $7.1 million and the installation of store fixtures in department stores of $3.9 million, partially offset by the sale of assets of $1.9 million. During Fiscal 1997, the Company plans to make capital expenditures of approximately $10.7 million and to spend an additional $4.2 million for the installation of store fixtures in department stores.

Cash used in financing activities in Fiscal 1996 was $6.7 million, which represented repayments of short-term borrowings under the Credit Agreement using cash generated from operations.

The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under the Credit Agreement will be adequate to meet the financing requirements it anticipates during the next twelve months. There can be no assurance, however, that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

The Company's Senior Secured Notes, of which $104.9 million principal amount was outstanding at March 24, 1997, mature December 31, 1998. The Company does not expect to generate sufficient cash flow from operations to repay those notes at maturity and will seek to refinance the notes prior to maturity. There can be no assurance that the Company will obtain such refinancing or that the terms of such refinancing, if obtained, will not be less favorable to the Company than those of the Senior Secured Notes.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary retail seasonal lines: for the Spring, Fall and Christmas. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At March 1, 1997, the Company's backlog of orders was approximately $99.0 million, 13% less than the backlog of orders of approximately $114.0 million that existed at March 2, 1996.

Factors that May Affect Future Results and Financial Condition.

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully design, manufacture, import and market apparel. Taking into account the foregoing, the following are identified as important factors that could cause results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line manufacturers (such as the Company) and a large number of specialty manufacturers. The Company faces substantial competition in its markets from manufacturers in both categories. Many of the Company's competitors have greater financial resources than the Company. The Company also competes for private label programs with the internal sourcing organizations of many of its own customers.

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

Substantial Level of Indebtedness. The Company had indebtedness of $117.3 million as of December 28, 1996. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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

Dependence on Contract Manufacturing. The Company currently produces 61% of all of its products (in units) through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors are cautioned not to use historical trends to anticipate results or trends in the future. In addition, the Company's participation in the highly competitive apparel industry often results in significant volatility in the Company's common stock price.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
March 4, 1997
New York, New York



                       SALANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                                    Year Ended
                                                           December 28,          December 30,          December 31,
                                                                   1996                  1995                  1994

Net sales                                                 $     438,119         $     501,522          $    419,285

Cost of goods sold                                              340,203               397,630               326,059

Gross profit                                                     97,916               103,892                93,226

Selling, general and administrative expenses                    (85,867)              (85,372)              (79,273)
Royalty income                                                    6,154                 6,606                 6,699
Goodwill amortization                                            (2,372)               (2,575)               (2,376)
Other income/(expense)                                            2,642                   244                 1,196
Division restructuring costs (Note 2)                           (11,730)               (3,550)                 --

Income from continuing operations before interest,
  income taxes and extraordinary gain                             6,743                19,245                19,472
Interest expense, net (Notes 8 and 9)                            15,963                19,425                15,617

Income/(loss) from continuing operations
  before income taxes and extraordinary gain                     (9,220)                 (180)                3,855

Income taxes (Note 11)                                              103                   318                   348

Income/(loss) from continuing operations
  before extraordinary gain                                      (9,323)                 (498)                3,507

Discontinued operations (Note 17):
  Loss from operations                                             --                    --                  (9,639)
  Estimated loss on disposal                                       --                    --                  (1,796)
Extraordinary gain (Notes 3 and 9)                                 --                   1,000                    63

Net income/(loss)                                       $        (9,323)       $          502          $     (7,865)

Income/(loss) per share:
  Income/(loss) per share from continuing
    operations before extraordinary gain                    $    (0.62)       $        (0.03)          $      0.23
  Loss per share from discontinued operations                      --                   --                   (0.76)
  Extraordinary gain                                               --                   0.06                   --

Net income/(loss) per share                            $         (0.62)       $         0.03           $     (0.53)

Weighted average common stock outstanding                        15,078                15,102                14,954

See Notes to Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                            December 28,               December 30,
                                                                                    1996                       1995
ASSETS
Current assets:
Cash and cash equivalents                                                $         1,501            $         1,400
Accounts receivable - net of allowance for doubtful accounts
  of $2,806 in 1996 and $3,007  in 1995 (Notes 8 and 9)                           40,214                     35,290
Inventories (Notes 4 and 8)                                                      101,619                    119,120
Prepaid expenses and other current assets                                          3,869                      5,016

  Total current assets                                                           147,203                    160,826

Property, plant and equipment, net (Notes 5 and 8)                                25,185                     24,526
Other assets (Notes 6, 9 and 11)                                                  63,650                     70,368

                                                                           $     236,038              $     255,720

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable (Note 8)                                                 $         7,677             $       14,422
  Accounts payable                                                                28,327                     26,755
  Reserve for business restructuring (Note 2)                                      2,969                      1,569
  Accrued salaries, wages and other liabilities (Note 7)                          18,008                     20,708
  Current portion of long term debt (Note 9)                                       3,372                       --

    Total current liabilities                                                     60,353                     63,454

Long term debt (Notes 9 and 16)                                                  106,231                    110,040
Deferred liabilities (Note 14)                                                     8,863                     11,373
Commitments and contingencies (Notes 8, 9, 12, 13 and 15)

Shareholders' equity (Note 13): Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued                                            --                         --
  Common stock, par value $1 per share:
     Authorized 30,000 shares;                                                    15,328                     15,275
     issued and issuable - 15,328 shares in 1996;
     issued and issuable - 15,275 shares in 1995
  Additional paid-in capital                                                     107,130                    107,071
  Deficit                                                                        (57,147)                   (47,824)
  Excess of additional pension liability over
    unrecognized prior service cost adjustment (Note 12)                          (3,182)                    (2,185)
  Accumulated foreign currency translation adjustment                                 76                        130
  Less - treasury stock, at cost - 234 shares                                     (1,614)                    (1,614)

Total shareholders' equity                                                        60,591                     70,853

                                                                          $      236,038              $     255,720

See Notes to Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                    Excess of
                                                                                    Additional
                                                                                     Pension
                                                                                    Liability
                                                                                       Over
                                                                               Unrecog- Cumulative
                                                                               nized Foreign Total
                                    Common Stock    Add'l            Prior     Currency            Treasury Stock      Share-
                                Number            Paid-In           Service  Translation     Number of         holders'
                              of Shares  Amount   Capital     Deficit        Cost     Adjustment    Shares       Amount    Equity

Balance at January 1, 1994       15,016  $15,016   $106,726$(40,461)  $  (986)    $   221       234   $(1,614)   $78,902

Stock options exercised             226      226        291                                                          517
Net loss                                                     (7,865)                                              (7,865)
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                            213                                        213
Foreign currency translation
 adjustments                                                                         (101)                          (101)

Balance at December 31, 1994     15,242   15,242    107,017 (48,326)     (773)        120       234    (1,614)    71,666

Stock options exercised              33       33         54                                                           87
Net income                                                      502                                                  502
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                         (1,412)                                    (1,412)
Foreign currency translation
 adjustments                                                                           10                             10

Balance at December 30, 1995     15,275   15,275    107,071 (47,824)   (2,185)        130       234    (1,614)    70,853

Stock options exercised              53       53         59                                                          112
Net loss                                                     (9,323)                                              (9,323)
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                           (997)                                      (997)
Foreign currency translation
 adjustments                                                                          (54)                           (54)

Balance at December 28, 1996     15,328  $15,328   $107,130$(57,147) $ (3,182)   $     76       234   $(1,614)   $60,591


See Notes to Consolidated Financial Statements


                       SALANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                  Year Ended
                                                           December 28,          December 30,          December 31,
                                                                   1996                  1995                  1994
Cash Flows from Operating Activities
Income/(loss) from continuing operations                      $  (9,323)          $      (498)           $    3,507
Adjustments to reconcile income from continuing  operations to net cash provided by/(used in) operating activities:
    Depreciation                                                  5,986                 5,542                 5,113
    Amortization of intangibles                                   2,372                 2,575                 2,376
    Write-down of fixed assets                                      263                 1,850                  --
    Write-down of other assets                                    6,264                  --                    --
    Loss on sale of fixed assets                                     17                   132                  --
    Changes in operating assets and liabilities:
      Accounts receivable                                        (4,924)                1,293               (11,965)
      Inventories                                                17,501                 5,479               (19,262)
      Prepaid expenses and other current assets                   1,066                   248                  (947)
      Other assets                                                 (760)                  916                (1,302)
      Accounts payable                                            1,572                (1,838)                6,869
      Accrued salaries, wages and other liabilities              (2,410)                 (191)               (5,786)
      Reserve for business restructuring                          1,400                 1,569                (2,038)
      Deferred liabilities                                       (2,148)                 (598)                  330
    Net cash provided by/(used in) operating activities          16,876                16,479               (23,105)

Cash Flows from Investing Activities
Capital expenditures, net                                        (7,103)               (4,286)               (4,926)
Store fixture expenditures                                       (3,855)               (2,988)                   --
Acquisition                                                        (694)                 --                  (5,720)
Proceeds from sale of assets                                      1,854                   122                   294
Net cash used in investing activities                            (9,798)               (7,152)              (10,352)

Cash Flows from Financing Activities
Net short-term borrowings/(repayments)                           (6,745)               (9,484)               36,516
Retirement of long-term debt                                       --                    --                  (3,537)
Exercise of stock options                                           112                    87                   517
Other, net                                                          (54)                   10                  (101)
Net cash (used in)/provided by financing activities              (6,687)               (9,387)               33,395

  Net cash provided by/(used in) continuing operations              391                   (60)                  (62)
  Cash used in discontinued operations                             (290)                 (505)                 (119)
Net increase/(decrease) in cash and cash equivalents                101                  (565)                 (181)
Cash and cash equivalents - beginning of year                     1,400                 1,965                 2,146
Cash and cash equivalents - end of year                      $    1,501             $   1,400            $    1,965

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                  $  16,307              $ 20,280            $   16,150
   Income taxes                                             $       189            $      331          $        674

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as accounts receivable, inventories, restructuring reserves and valuation allowances for income taxes), disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 1994,
 1995 and 1996 fiscal years were each comprised of 52 weeks.

Reclassifications

Certain reclassifications were made to the 1994 and 1995 Consolidated Financial Statements to conform with the 1996 presentation.

Cash and Cash Equivalents

The Company treats cash on hand and deposits in banks as cash and cash equivalents for the purposes of the statements of cash flows.

Accounts Receivable

The Company is a party to an agreement  with a factor,  as further  described in
Note 8, whereby it sells, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from the factor have been offset against advances from the factor in the accompanying balance sheets. The amounts which have been offset were $16,355 at December 28, 1996 and $33,792 at December 30, 1995. The decrease in the amounts which have been offset resulted from a change in the agreement with the factor.

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
Leasehold improvements                                           Over the life of the asset or the term of the lease, whichever is shorter

Other Assets

Intangible assets are being amortized on a straight-line basis over their respective useful lives, ranging from 7 1/2 to 40 years. Costs in excess of fair value of net assets acquired, which relate to the acquisition of the net assets of Manhattan Industries, Inc. ("Manhattan") are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period.

Long-Lived Assets

In 1996, the Company adopted Statement of Financial Accounting Standard No. 121, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of this statement did not have a material impact on the Company.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

Fair Value of Financial Instruments

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accruals, the carrying amounts approximated fair value because of their short maturity. Long-term debt, which was issued at a market rate of interest, currently trades at approximately 93% of principal amount. In addition, deferred liabilities have carrying amounts approximating fair value.

Income/(Loss) Per Share

Income/(loss) per share is based on the weighted average number of common shares (including, as of December 28, 1996 and December 30, 1995, 324,810 and 375,889 shares, respectively, anticipated to be issued pursuant to the Reorganization
Plan) and common stock equivalents outstanding, if applicable. Loss per share for 1994 and 1996 did not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Revenue Recognition

Revenue is recognized at the time the merchandise is shipped. Retail factory outlet store revenues are recognized at the time of sale.

Note 2.  Restructuring Costs

In 1996, the Company recorded a provision for restructuring of $11,730, consisting of (i) $5,718 in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2,858 related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1,837 primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $714 primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $603 related primarily to other severance costs.

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

Note 4.  Inventories

                                                                        December 28,          December 30,
                                                                                1996                  1995

Finished goods                                                             $  58,663             $  72,850
Work-in-process                                                               16,011                15,829
Raw materials and supplies                                                    26,945                30,441
                                                                            $101,619              $119,120

Finished goods inventory includes in transit merchandise of $5,400 and $6,500 at December 28, 1996 and December 30, 1995, respectively.

Note 5.  Property, Plant and Equipment

                                                                        December 28,          December 30,
                                                                                1996                  1995

Land and buildings                                                           $14,975               $14,779
Machinery, equipment, furniture
  and fixtures                                                                30,815                40,347
Leasehold improvements                                                         6,895                 8,315
Property held under capital leases                                               117                 1,345
                                                                              52,802                64,786
Less accumulated depreciation and amortization                                27,617                40,260
                                                                             $25,185               $24,526

Note 6.  Other Assets

                                                                        December 28,          December 30,
                                                                                1996                  1995
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $13,058 in 1996 and $12,014 in 1995                                         $45,008               $50,641
Trademarks and license agreements,
 net of accumulated amortization of
 $3,619 in 1996 and $3,274 in 1995                                            13,943                14,588
Leasehold interests, net of accumulated
 amortization of $965 in 1995                                                   --                   1,478
Other                                                                          4,699                 3,661
                                                                             $63,650               $70,368

In June 1996, the company wrote-off other assets of $4,325 which consisted of $4,075 for the unamortized portion of the excess of cost over net assets acquired related to the JJ. Farmer division and $250 related to the license agreements for the Gant product lines.

In November 1996, the Company sold its leasehold interest in a closed facility in Glen Rock, New Jersey, resulting in a gain of $2,712, which is included in other income.

Note 7.  Accrued Salaries, Wages and Other Liabilities

                                                                        December 28,          December 30,
                                                                                1996                  1995

Accrued salaries and wages                                                   $ 1,765               $ 3,268
Accrued pension and retirement benefits                                        4,080                 3,737
Accrued royalties                                                              1,959                 1,716
Accrued interest                                                               3,716                 3,716
Other accrued liabilities                                                      6,488                 8,271
                                                                             $18,008               $20,708

Note 8.  Financing and Factoring Agreements

The Company is a party to a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with seasonal working capital financing, consisting of direct borrowings and letters of credit, of up to $135,000 (the "Maximum Credit"), subject to an asset based borrowing formula. As collateral for borrowings under the Credit Agreement, the Company has granted to CIT a security interest in substantially all of the assets of the Company.

On February 20, 1997, the Company and CIT executed the Tenth Amendment to the Credit Agreement (the "Amendment"). The Amendment extended the term of the
Credit Agreement from March 31, 1997 until September 30, 1998. The Amendment provided for a reduction in the interest rate charged on direct borrowings from one percent in excess of the base rate of the Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.25% at December 28, 1996) to one-half of one percent in excess of the Prime Rate. The Amendment also provided the Company with the option to borrow funds at 2.75% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.625% at December 28, 1996). Based upon Eurodollar Rates currently in effect, the Company's effective rate of interest under the Eurodollar option is approximately 100 basis points below its borrowing rate in effect prior to the Amendment. The Amendment also modified or eliminated certain financial covenants. As a result of the Amendment, the Company will only be required to maintain certain minimum levels of stockholders' equity and to comply with one other financial covenant limiting the maximum loss the Company may incur over any four or eight consecutive calendar quarters.

As of December 28, 1996 and December 30, 1995, direct borrowings were $7,677 and $14,422, respectively. As of December 28, 1996 and December 30, 1995, letters of credit outstanding under the Credit Agreement were $32,337 and $31,415, respectively. The weighted average interest rate on borrowings under the Credit Agreement for the years ended December 28, 1996 and December 30, 1995 was 9.4% and 9.9%, respectively.

In addition to the two financial covenants discussed above, the Credit Agreement contains a number of other covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends.

Note 9.  Long-Term Debt

On September 20, 1993, Salant issued $111,851 principal amount of 10 1/2% Senior Secured Notes due December 31, 1998 (the "Secured Notes"). The Secured Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The premium on redemption declines annually from 2.1% in 1997 to 0% in 1998. The Secured Notes are secured by a first lien (subordinated to the lien securing borrowings under the Credit Agreement to the extent of $15,000) on certain accounts receivable, certain intangible assets, the capital stock of Salant's subsidiaries and certain real property of the Company, and by a second lien on substantially all of the other assets of the Company.

The indenture governing the Secured Notes (the "Indenture") contains various restrictions pertaining to the incurrence of indebtedness, the purchase of capital stock and the payment of dividends. Under the most restrictive of these provisions, the Company currently may not purchase or redeem any shares of its capital stock, or declare or pay cash dividends.

On October 28, 1996, the Company completed the sale of a leasehold interest in a facility located in Glen Rock, New Jersey. The Net Cash Proceeds (as defined in the Indenture) of such sale were $3,372. Such amount was included in current liabilities at December 28, 1996. Pursuant to the Indenture, on December 30, 1996, the Company repurchased Secured Notes in a principal amount equal to the Net Cash Proceeds at 100% of the principal amount thereof.

In May 1994, the Company purchased and retired $3,600 of the Secured Notes in an open market transaction at a price below the principal amount thereof. As a result of this transaction, the Company recorded an extraordinary gain of $63 in 1994.

Note 10.  Segment Information and Significant Customers

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States. As an adjunct to its apparel manufacturing operations, the Company operates 65 factory outlet stores in various parts of the United States. Foreign operations, other than sourcing, are not significant. The Company's products have been classified in the following industry segments: (i) men's apparel, (ii) children's sleepwear and underwear and (iii) other products, consisting of women's junior apparel and retail factory outlet store operations. Information concerning the Company's business segments in 1996, 1995 and 1994 is as follows:

                                                          1996                   1995                 1994

NET SALES
  Men's Apparel                                       $354,723               $423,894             $343,455
  Children's Sleepwear
   and Underwear                                        45,754                 39,936               35,513
  Other Businesses                                      37,642                 37,692               40,317
    Total net sales                                   $438,119               $501,522             $419,285


OPERATING INCOME
  Men's Apparel                                     $    6,400              $  19,819            $  17,366
  Children's Sleepwear
   and Underwear                                         5,401                  5,184                3,119
  Other Businesses                                      (3,912)                (2,205)                (522)
                                                         7,889                 22,798               19,963
Corporate expenses                                      (6,137)                (9,176)              (6,171)
Licensing division income                                4,991                  5,623                5,680
Interest expense, net                                  (15,963)               (19,425)             (15,617)
Income/(loss) from continuing
 operations before income taxes
 and extraordinary gain                             $   (9,220)           $      (180)          $    3,855


IDENTIFIABLE ASSETS
  Men's Apparel                                       $138,024               $170,203             $161,751
  Children's Sleepwear
   and Underwear                                        20,709                 16,349               14,273
  Other Businesses                                      18,846                 20,179               18,092
  Corporate                                             58,459                 48,989               73,100
Total identifiable assets                             $236,038               $255,720             $267,216

CAPITAL EXPENDITURES
  Men's Apparel                                     $    4,046             $    1,389           $    2,629
  Children's Sleepwear
   and Underwear                                           546                    492                  435
  Other Businesses                                         439                    584                1,140
  Corporate                                              2,072                  1,821                  722
Total capital expenditures                          $    7,103             $    4,286           $    4,926

DEPRECIATION AND AMORTIZATION
  Men's Apparel                                     $    3,672             $    2,960           $    2,549
  Children's Sleepwear
   and Underwear                                           399                    345                  311
  Other Businesses                                         526                    514                  473
  Corporate                                              3,761                  4,298                4,156
Total depreciation and
 amortization                                       $    8,358             $    8,117           $    7,489

In 1996, approximately 13% of the Company's net sales were made to Sears, Roebuck & Co. ("Sears"). Approximately 11% of the Company's net sales in 1996 were made to Federated Department Stores, Inc. ("Federated"), which includes all 1996 net sales to Macy's Department Stores ("Macy's"), which was acquired by Federated in 1994, and the Broadway Stores, Inc. ("Broadway"), which was acquired by Federated in February 1996. In 1995 and 1994, net sales to a combined Federated/Macy's/Broadway would have represented approximately 12% and 15% of the Company's net sales, respectively. In each of 1995 and 1994, approximately 11% of the Company's net sales were made to TJX Corporation ("TJX"), which includes all 1995 and 1994 net sales to Marshall's Corporation, which was acquired by TJX in February 1996.

In 1995, approximately 13% of the Children's Group's net sales were made to Dayton Hudson Corporation. In 1996, approximately 27% and 22% of the net sales of Other Businesses were made to K-Mart Corporation and JC Penney Company, respectively. In 1995, net sales to JC Penney represented 19% of the net sales of the Other Businesses.

No other customer accounted for more than 10% of the net sales of the Company or any of its business segments during 1996, 1995 or 1994.

Note 11.  Income Taxes

The provision for income taxes consists of the following:

                                                  December 28,           December 30,         December 31,
                                                          1996                   1995                 1994
Current:
 Federal                                                 $(106)                  $100                 $100
 State                                                      --                     --                   20
 Foreign                                                   209                    218                  228
                                                        $  103                   $318                 $348

The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:

                                                          1996                   1995                 1994

Income tax provision/
 (benefit), at 34%                                     $(3,135)              $    (61)              $1,097

Loss producing no current
 tax benefit                                             3,135                     61
Utilization of net operating loss
  carryforward                                                                                      (1,097)
Alternative minimum tax                                                           100                  100
Tax refunds from prior years                              (106)
State, local and foreign taxes                             209                    218                  248

Income tax provision                                  $    103               $    318              $   348

The following are the tax effects of significant items comprising the Company's net deferred tax asset:

                                                                        December 28,          December 30,
                                                                                1996                  1995
Deferred tax liabilities:
 Differences between book and tax
  basis of property                                                          $(3,659)             $ (6,253)

Deferred tax assets:
 Reserves not currently deductible                                            13,983                17,155
 Operating loss carryforwards                                                 45,041                43,182
 Tax credit carryforwards                                                      2,958                 3,055
 Expenses capitalized into inventory                                           4,657                 4,959
                                                                              66,639                68,351
Net deferred asset                                                            62,980                62,098
Valuation allowance                                                          (62,980)              (62,098)
Net deferred tax asset                                                  $      --             $      --

At December 28, 1996, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $115,000, expiring from 1999 to the year 2011, which can be used to offset future taxable income. Approximately $51,000, which arose from the acquisition of Manhattan in April 1988, will offset goodwill when utilized. The implementation of the Reorganization Plan and transactions that have occurred within the three-year period preceding the Consummation Date have caused an "ownership change" for federal income tax purposes as of the Consummation Date. As a result of such ownership change, the use of the NOLs to offset future taxable income has been limited by the requirements of section 382 of the Internal Revenue Code of 1986, as amended. The annual limit under section 382 is approximately $7,200. Upon consummation of the Reorganization Plan, the Company realized cancellation of indebtedness income for tax purposes of approximately $917 and the NOLs have been reduced or limited accordingly.

In addition, at December 28, 1996, the Company had available tax credit carryforwards of $2,798 which expire between 1997 and 1999. Of these tax credits, $1,986 will reduce goodwill and the balance will reduce income tax expense when utilized. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

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

Pension expense includes the following components:

                                                         1996                 1995                  1994
Service cost-benefit earned
  during the period                                     $1,270                $1,029                $1,125
Interest cost on projected
 benefit obligation                                      2,912                 2,714                 2,626
Loss/(return) on assets                                 (4,126)               (4,697)                1,331
Net amortization                                         1,564                 2,286                (3,437)
Net periodic pension cost                               $1,620                $1,332                $1,645

The reconciliation of the funded status of the plans at December 28, 1996 and December 30, 1995 is as follows:

                                                                        December 28,          December 30,
                                                                                1996                  1995
                                                                         Accumulated           Accumulated
                                                                                Plan                  Plan
                                                                            Benefits              Benefits
                                                                              Exceed                Exceed
                                                                         Plan Assets           Plan Assets

Actuarial present value of benefit obligation
  Vested benefit obligation                                                 $(41,578)             $(36,211)
  Nonvested benefit obligation                                                  (661)                 (597)
Accumulated benefit obligation                                              $(42,239)             $(36,808)

Projected benefit obligation                                                 (46,811)             $(40,833)
Plan assets at fair value                                                     35,980                30,900
Projected benefit obligation in
  excess of plan assets                                                      (10,831)               (9,933)
Unrecognized net obligation at date of
  initial application, amortized over 15 years                                   624                   810
Unrecognized net loss                                                          7,188                 4,616
Unrecognized prior service cost                                               (1,222)               (1,176)
Recognition of minimum liability
  under SFAS No. 87                                                           (3,332)               (2,524)
Accrued pension cost                                                       $  (7,573)            $  (8,207)

Assumptions used in accounting for defined benefit pension plans are as follows:

                                         1996       1996       1995       1995       1994       1994
                                         Non-  Qualified       Non-  Qualified       Non-  Qualified
                                         Qualified Plans  Qualified      Plans  Qualified      Plans
                                         Plan                  Plan                  Plan

Discount rate                                      7.25%       7.25%      7.0%       7.0%       8.5%       8.5%
Rate of increase in
 compensation levels                                N/A        5.0%       N/A        5.0%       N/A        5.5%
Expected long-term rate of
 return on assets                                  8.0%        8.5%       8.0%       8.5%       8.0%       8.0%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consist of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $4,095, $4,263 and $4,693 in 1996, 1995 and 1994, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market fund, a fixed income fund and/or an equity fund. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 1996, 1995 and 1994 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $229, $239 and $239, respectively.

Note 13.  Stock Options, Warrants and Shareholder Rights

On May 14, 1996, the stockholders of the Company approved the 1996 Stock Plan. Pursuant to the 1996 Stock Plan, directors receive an automatic grant of stock options pursuant to a formula contained in such plan, and options or awards may be granted to key employees of the Company for the purchase of an aggregate of 600,000 shares of the Company's common stock.

The 1993, 1988 and 1987 Stock Plans authorized the Company to grant stock options or stock awards aggregating 1,800,000 shares of Salant common stock to officers, key employees and, in the case of the 1993 and 1988 Stock Plans, directors.

The 1996, 1993, 1988 and 1987 Stock Plans authorized such grants (subject to certain restrictions applicable to 1996 and 1993 Stock Plan stock options granted to directors) at such prices and pursuant to such other terms and conditions as the Stock Plan Committee may determine. Options may be nonqualified stock options or incentive stock options and may include stock appreciation rights. Exercise prices of options are ordinarily equal to 100% of the fair market value of the Company's shares on the date of grant of the options. Options expire no later than ten years from the date of grant and become exercisable in varying amounts over periods ranging from the date of grant to five years from the date of grant.

The following table summarizes stock option transactions during 1994, 1995 and 1996:

                                                                                                 Weighted
                                                                                                  Average
                                                                                                  Exercise
                                                          Shares             Price Range             Price

Options outstanding at
 January 1, 1994                                         1,362,774          $1.00-15.125
Options granted during 1994                                 61,050          $4.94-6.69
Options exercised during 1994                             (226,666)         $2.00-2.63
Options surrendered or canceled
 during 1994                                               (39,950)         $5.125-12.00
Options outstanding at
 December 31, 1994                                       1,157,208          $1.00-15.125
Options granted during 1995                                205,300          $3.3125-5.1875
Options exercised during 1995                              (33,334)         $2.625
Options surrendered or canceled
 during 1995                                               (65,601)         $3.00-12.00
Options outstanding at
 December 30, 1995                                       1,263,573          $1.00-15.125         $6.50
Options granted during 1996                                 51,600          $3.32-3.94         $3.62
Options exercised during 1996                              (53,000)         $1.00-2.00         $1.94
Options surrendered or canceled
 during 1996                                              (228,433)          $2.75-12.00         $6.63
Options outstanding at
 December 28, 1996                                       1,033,740         $1.625-15.125         $6.56

Options exercisable at
 December 28, 1996                                         910,028         $1.625-15.125         $6.88

Options exercisable at
 December 30, 1995                                         904,209          $1.00-15.125

The Company has a shareholder rights plan (the "Rights Plan"), which provides for a dividend distribution of one right for each share of Salant common stock to holders of record of the Company's common stock at the close of business on December 23, 1987. The rights will expire on December 23, 1997. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 20 percent or more of the Company's voting stock, or if a party announces an offer to acquire 30 percent or more of such voting stock. Each right, when exercisable, will entitle the holder to buy one one-hundredth of a share of a new series of cumulative preferred stock at a price of $30 per right or, upon the occurrence of certain events, to purchase either Salant common stock or shares in an "acquiring entity" at half the market value thereof. The Company will generally be entitled to redeem the rights at three cents per right at any time until the 10th day following the acquisition of a 20 percent position in its voting stock. In July 1993, the Rights Plan was amended to provide that an acquisition or offer by Apollo Apparel Partners, L.P., or any of its subsidiaries, will not cause the rights to become exercisable.

In summary, as of December 28, 1996, there were 1,033,740 shares of Common Stock reserved for the exercise of stock options and 953,175 shares of Common Stock reserved for future grants of stock options or awards.

All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1996 and 1995 was $3.42 and $4.52, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 6.18%; expected dividend yield of 0%; expected life of 4.44 years; and expected volatility of 220%. The outstanding stock options at December 28, 1996 have a weighted average contractual life of 5.65 years. The number of stock options exercisable at December 28, 1996 was 910,028. These stock options have a weighted average exercise price of $6.88 per share.

The Company accounts for the 1987, 1988, 1993 and 1996 Stock Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income/(loss) for 1996 and 1995 would have been $(9,692) and $192, respectively. The Company's pro forma net income/(loss) per share for 1996 and 1995 would have been ($0.64) and $0.01, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 14.  Deferred Liabilities

                                                                        December 28,          December 30,
                                                                                1996                  1995

Lease obligations                                                          $      93              $  1,206
Deferred pension obligations                                                   4,865                 5,087
Liability for settlement of chapter 11 claims                                  3,905                 4,600
Other                                                                             --                   480

    $ 8,863               $11,373

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

In  1996,  1995  and  1994,  rental  expense  was  $7,563,  $7,265  and  $5,914, respectively. As of December 28, 1996, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

                           Fiscal Year

                           1997                                                 $  6,907
                           1998                                                    6,004
                           1999                                                    4,739
                           2000                                                    3,015
                           2001                                                    2,566
                           Thereafter                                             15,709
                              Total                                              $38,940

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $2,108 in 1997 and $490 in 1998 . In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 16.  Acquisition

On June 10, 1994, the Company acquired all the capital stock of JJ. Farmer Clothing Inc. (a Canadian corporation) and the assets of JJ. Farmer International Limited (a Hong Kong corporation) (collectively "JJ. Farmer") for approximately $5,311 in cash. The purchase price is subject to adjustment based on a number of items, including the future profitability of JJ. Farmer. As part of the acquisition, the Company agreed to pay to the former owners of JJ. Farmer, certain minimum amounts in the years 1996 through 1999. The present value of such future payments is $1,352, which is included in long-term debt. Through December 28, 1996, the Company had made additional payments of $1,157 in accordance with the acquisition agreement. The acquisition has been accounted for as a purchase, and accordingly, JJ. Farmer's operating results have been included in the Company's consolidated results of operations commencing June 11, 1994. Pro forma results of operations have not been presented as the effect would not be significant. JJ. Farmer's net sales for the five months ended May 31, 1994 were $3,392. The excess of cost over the book value of net assets acquired ($4,589 subject to adjustment) was being amortized over a period of not more than 15 years on a straight-line basis, prior to the write-off in the second quarter of 1996.

Note 17.  Discontinued Operations

In February 1995, the Company discontinued the operations of the Vera Scarf division, which imported and marketed women's scarves. The loss from operations of the division in 1994 was $9,639, which included a fourth quarter charge of $9,004 for the write-off of goodwill and other intangible assets. Net sales of the division were $1,673 and $5,087 in 1995 and 1994, respectively.

Additionally, in 1994 the Company recorded a fourth quarter charge of $1,796 to accrue for expected operating losses during the phase-out period through June 1995. No income tax benefits have been allocated to the division's 1994 loss.

Note 18.  Consummation of the Plan of Reorganization

From the Consummation Date through December 28, 1996, pursuant to the Reorganization Plan, the Company made cash payments of $9,400, issued $111,851 of new 10-1/2% senior secured notes and issued 11.0 million shares of common stock to creditors in settlement of certain claims in the chapter 11 proceedings. Salant anticipates that an additional $4,161 in cash and an additional 325 thousand shares of common stock ultimately will have been distributed to creditors upon the final resolution of all remaining claims. Provisions for such distributions had previously been made in the consolidated financial statements.

Note 19.  Quarterly Financial Information (Unaudited)

Fiscal year ended December 28, 1996

                                                Total     4th Qtr.3rd Qtr.    2nd Qtr.      1st Qtr.

Net sales                                    $438,119     $119,317      $122,599      $97,010      $99,193
Gross profit                                   97,916       27,371        29,935       18,030       22,580
Net income/(loss)                              (9,323)       6,116         6,335      (18,862)      (2,912)
Net income/(loss) per share (a)             $   (0.62)    $   0.40    $    0.42     $  (1.25)      $ (0.19)

Fiscal year ended December 30, 1995

                                                Total            4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $501,522     $127,347     $148,313      $122,061     $103,801
Gross profit                                  103,892       23,152       33,752        24,521       22,467
Income/(loss) from
 continuing operations                           (498)      (5,509)       6,318           392       (1,699)
Extraordinary gain
 (See note 3)                                   1,000        1,000         --            --           --
Net income/(loss)                                 502       (4,509)       6,318           392       (1,699)
Income/(loss) per share from
 continuing operations (a)                  $   (0.03)  $    (0.36)  $     0.42    $    0.03     $   (0.11)
Income per share from
 extraordinary gain                              0.06         0.06          --           --           --
Net income/(loss) per share (a)                  0.03        (0.30)        0.42         0.03         (0.11)

Reference is made to Notes 2, 3 and 6 concerning fourth quarter adjustments during the years ended December 28, 1996 and December 30, 1995.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM  8-K

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

The following Financial Statement Schedule for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 is filed as part of this Annual
Report:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                               COLUMN B                  COLUMN C                                       COLUMN D   COLUMN E

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period

YEAR ENDED DECEMBER 28, 1996:

Accounts receivable allowance
  for doubtful accounts                  $3,007         $(112)          $    --           $89 (A)                 $2,806

Reserve for business
 restructuring                           $1,569        $11,730          $    --       $10,330 (B)                 $2,969

YEAR ENDED DECEMBER 30, 1995:

Accounts receivable - allowance
  for doubtful accounts                  $2,565         $1,510            $  --        $1,068 (A)                 $3,007

Reserve for business
 restructuring                        $    --           $3,550            $  --        $1,981 (B)                 $1,569

YEAR ENDED DECEMBER 31, 1994:

Accounts receivable - allowance
  for doubtful accounts                  $2,261         $1,068            $  --       $   764 (A)                 $2,565

Reserve for business
 restructuring                           $2,038         $2,038            $  --   $       --                   $   --

NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 28, 1996.

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

10.33          Letter Agreement, dated                           Exhibit 10.33 to
               December 1, 1995, between                         Annual Report on
               Lubin, Delano & Company and                       Form 10-K for
               Salant Corporation.                               fiscal year 1995.

10.34          Seventh Amendment to Credit                       Exhibit 10.34 to
               Agreement, dated as of                            Annual Report on
               March 27, 1996, to the                            Form 10-K for
               Revolving Credit, Factoring                       fiscal year 1995.
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.35          First Amendment to the Salant                     Exhibit 10.35 to
               Corporation Retirement Plan, dated                Quarterly Report on
               as of January 31, 1996.                           Form 10-Q for the
                                                                 quarter ended
                                                                 March 30, 1996.

10.36          First Amendment to the Salant                     Exhibit 10.36 to
               Corporation Long Term Savings and                 Quarterly Report on
               Investment Plan, effective as of                  Form 10-Q for the
               January 1, 1994.                                  quarter ended
                                                                 March 30, 1996.

10.37          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to
               dated as of June 1, 1996, to the                  Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commerical Services,
               Inc.

10.38          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to
               dated as of August 16,1996, to the                Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commerical Services,
               Inc.

10.39          Employment Agreement, dated as
               of January 1, 1997, between
               Nicholas P. DiPaolo and
               Salant Corporation. *

10.40          Salant Corporation 1996 Stock Plan

10.41          Tenth Amendment to Credit Agreement,
               dated as of February 20, 1997, to the
               Revolving Credit, Factoring and
               Security Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commerical Services,
               Inc.

10.42          Employment Agreement, dated as
               of February 11, 1997, between
               Michael A. Lubin and
               Salant Corporation. *

10.43          Employment Agreement, dated as
               of March 24, 1997, between
               Jerald S. Politzer and
               Salant Corporation. *

21             List of Subsidiaries of the Company

27             Financial Data Schedule

* constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SALANT CORPORATION

Date:   March 28, 1997                                 By:  /s/ Richard P. Randall
                                                             Senior Vice President and
                                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 28, 1997.

         Signature                                        Title

         /s/ Nicholas P. DiPaolo                         Chairman of the Board,
         Nicholas P. DiPaolo                             President and Chief Executive Officer
                                                         (Principal Executive Officer); Director

         /s/ Michael A. Lubin                            Executive Vice President and
         Michael A. Lubin                                Chief Operating Officer

         /s/ Richard P. Randall                          Senior Vice President
         Richard P. Randall                              and Chief Financial Officer
                                                         (Principal Financial and Accounting Officer)



         /s/ Craig M. Cogut                              /s/ Jerald S. Politzer
         Craig M. Cogut                                  Director        Jerald S. Politzer
         Director

         /s/ Robert Falk                                 /s/ Bruce F. Roberts
         Robert Falk                                     Director        Bruce F. Roberts
         Director

         /s/ Ann Dibble Jordan                           /s/ John S. Rodgers
         Ann Dibble Jordan                               Director         John S. Rodgers
         /s/ Robert Katz                                 /s/ Marvin Schiller
         Robert Katz                                     Director        Marvin Schiller                  Director

         /s/ Harold Leppo                                 /s/ Edward M. Yorke
         Harold Leppo                                     Director        Edward M. Yorke                  Director


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549






EXHIBITS


to


FORM 10-K


FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

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

10.33          Letter Agreement, dated                           Exhibit 10.33 to
               December 1, 1995, between                         Annual Report on
               Lubin, Delano & Company and                       Form 10-K for
               Salant Corporation.                               fiscal year 1995.

10.34          Seventh Amendment to Credit                       Exhibit 10.34 to
               Agreement, dated as of                            Annual Report on
               March 27, 1996, to the                            Form 10-K for
               Revolving Credit, Factoring                       fiscal year 1995.
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.35          First Amendment to the Salant                     Exhibit 10.35 to
               Corporation Retirement Plan, dated                Quarterly Report on
               as of January 31, 1996.                           Form 10-Q for the
                                                                 quarter ended
                                                                 March 30, 1996.

10.36          First Amendment to the Salant                     Exhibit 10.36 to
               Corporation Long Term Savings and                 Quarterly Report on
               Investment Plan, effective as of                  Form 10-Q for the
               January 1, 1994.                                  quarter ended
                                                                 March 30, 1996.

10.37          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to
               dated as of June 1, 1996, to the                  Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commerical Services,
               Inc.

10.38          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to
               dated as of August 16,1996, to the                Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commerical Services,
               Inc.

10.39          Employment Agreement, dated as
               of January 1, 1997, between
               Nicholas P. DiPaolo and
               Salant Corporation. *

10.40          Salant Corporation 1996 Stock Plan

10.41          Tenth Amendment to Credit Agreement,
               dated as of February 20, 1997, to the
               Revolving Credit, Factoring and
               Security Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commerical Services,
               Inc.

10.42          Employment Agreement, dated as
               of February 11, 1997, between
               Michael A. Lubin and
               Salant Corporation. *

10.43          Employment Agreement, dated as
               of March 24, 1997, between
               Jerald S. Politzer and
               Salant Corporation. *

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