Form 10-Q
period 1997-03-29
SALANT CORP
filed 1997-05-12
CIK 86346

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

         (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 29, 1997.

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

As of May 6, 1997, there were outstanding 14,780,416 shares of the Common Stock of the registrant.

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

                                                         3

                                        Salant Corporation and Subsidiaries
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                (Amounts in thousands, except per share data)


                                                                                              Three Months Ended

                                                                                                   March 29,        March 30,
                                                                                                      1997             1996

Net sales                                                                                        $  89,432        $  99,193
Cost of goods sold                                                                                  69,643           76,612

Gross profit                                                                                        19,789           22,581

Selling, general and
 administrative expenses                                                                           (21,178)         (21,961)
Royalty income                                                                                       1,107            1,128
Goodwill amortization                                                                                 (506)            (649)
Reversal of/(provision for)
 restructuring costs (Note 3)                                                                          754             (161)
Other income                                                                                           117               18
                                                                                                 ---------        ---------

Income from operations before
 interest and income taxes                                                                              83              956

Interest expense, net                                                                                3,551            3,847
                                                                       ----------------------------------------------------

Loss from operations before income taxes                                                            (3,468)          (2,891)

Income taxes                                                                                            42               22
                                                                                                 --------------------------

Net loss                                                                                         $  (3,510)       $  (2,913)
                                                                                                 =========        =========

Net loss per share                                                                               $   (0.23)        $   (0.19)
                                                                       =================================== =================

Weighted average common stock and common
 stock equivalents outstanding                                                                      15,097           15,041
                                                                                                 ==========================

             See Notes to Condensed Consolidated Financial Statements.


                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                          March 29,         December 28,             March 30,
                                                                            1997                 1996                  1996
                                                                     (Unaudited)            (*)     (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,261           $    1,501            $    1,385
 Accounts receivable, net                                                 45,279               40,214                30,166
 Inventories (Note 2)                                                    113,104              101,619               121,451
 Prepaid expenses and
  other current assets                                                     3,498                3,869                 5,008
                      -----------------------------------------------------------------------------------------------------

Total current assets                                                     163,142              147,203               158,010

Property, plant and equipment, net                                        26,968               25,185                24,204

Other assets                                                              63,709               63,650                70,708
            ---------------------------------------------------------------------------------------------------------------

Total assets                                                          $  253,819           $  236,038            $  252,922
                                                                      =====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   32,921           $    7,677            $   16,995
 Accounts payable                                                         33,275               28,327                28,357
 Accrued liabilities                                                      14,466               18,008                17,455
 Current portion of long term debt                                            --                3,372                    --
 Reserve for business restructuring (Note 3)                               2,049                2,969                   989
                                            -------------------------------------------------------------------------------

Total current liabilities                                                 82,711               60,353                63,796

Long term debt                                                           104,879              106,231               110,015
Deferred liabilities                                                       9,114                8,863                11,196

Shareholders' equity
 Common stock                                                             15,339               15,328                15,275
 Additional paid-in capital                                              107,142              107,130               107,071
 Deficit                                                                 (60,657)             (57,147)              (50,737)
 Excess of additional pension
  liability over unrecognized
  prior service cost                                                      (3,182)              (3,182)               (2,185)
 Accumulated foreign currency
  translation adjustment                                                      87                   76                   105
 Less - treasury stock, at cost                                           (1,614)              (1,614)               (1,614)
                                                                      ---------- --------------------            ----------

Total shareholders' equity                                                57,115               60,591                67,915
                          -------------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                                                 $  253,819           $  236,038            $  252,922
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

                See Notes to Condensed Consolidated Financial Statements.


                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                              Three Months Ended
                                                                                       March 29,             March 30,
                                                                                         1997                  1996
                                                                                     ------------------------------

Cash Flows from Operating Activities:
Loss from operations                                                               $   (3,510)           $   (2,913)
Adjustments  to  reconcile  loss from  operations  to net cash used in operating activities:
  Depreciation                                                                          1,143                 1,132
  Amortization of intangibles                                                           1,051                   923
  Loss on disposal of fixed assets                                                         --                    82
  Change in operating assets and liabilities:
   Accounts receivable                                                                 (5,065)                5,124
   Inventories                                                                        (11,485)               (2,331)
   Prepaid expenses and other current assets                                              371                     8
   Other assets                                                                           (18)                 (647)
   Accounts payable                                                                     4,948                 1,602
   Accrued liabilities and reserve for
    business restructuring                                                             (4,417)               (3,667)
   Deferred liabilities                                                                (1,101)                 (202)
                       ----------------------------------------------------------------------            ----------

Net cash used in operating activities                                                 (18,083)                 (889)
                                     -------------------------------------------------------- ---------------------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (2,970)                 (932)
Store fixture expenditures                                                             (1,093)                 (616)
Proceeds from sale of assets                                                               --                    40
                                                                                   --------------------------------

Net cash used in investing activities                                                  (4,063)               (1,508)
                                                                                   ---------- ---------------------

Cash Flows from Financing Activities:
Net short-term borrowings                                                              25,244                 2,573
Retirement of long-term debt                                                           (3,372)                   --
Exercise of stock options                                                                  23                    --
Other, net                                                                                 11                   (25)
                                                                                   ---------------------------------

Net cash provided by financing activities                                              21,906                 2,548
                                                                                   ----------            ----------

Net cash (used in)/provided by continuing operations                                     (240)                  151

Cash used in discontinued operations                                                       --                  (166)
                                                                                   ----------            ----------

Net decrease in cash and cash equivalents                                                (240)                  (15)

Cash and cash equivalents - beginning of year                                           1,501                 1,400
                                                                                   --------------------------------

Cash and cash equivalents - end of quarter                                         $    1,261            $    1,385
                                                                                   ================================

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                                       $    6,493            $    6,747
                                                                                   ================================
    Income taxes                                                                   $       42            $       13
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

The results of operations for the three months ended March 29, 1997 and March 30, 1996 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended December 28, 1996.

Loss per share is based on the weighted average number of common shares (including, as of March 29, 1997 and March 30, 1996, 323,878 and 349,952 shares, respectively, anticipated to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share does not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15, ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Under SFAS No. 128, contingently issuable shares are still included in the calculation of basic EPS. Adoption of SFAS No. 128 is not expected to have a material impact on the Company.

Note 2.  Inventories
                                                     March 29,             December  28,                  March 30,
                                                          1997                      1996                       1996

Finished goods                                       $  67,055                 $  58,663                  $  82,803
Work-in-Process                                         18,689                    16,011                     15,761
Raw materials and supplies                              27,360                    26,945                     22,887
                                                    ----------                -------------------------------------
                                                      $113,104                  $101,619                   $121,451
                                                      ==================================                   ========

Note 3.  Division Restructuring Costs

In the first quarter of 1997, the Company reversed a previously recorded restructuring provision of $754. The provision was for net liabilities related to the JJ. Farmer sportswear product line. These net liabilities were settled for less than the carrying amount, resulting in the reversal of the excess portion of the provision.

In the first quarter of 1996, the Company recorded a $161 restructuring provision, which related to the closure of certain unprofitable retail factory outlet stores.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION             AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 1997 Compared with First Quarter of 1996

   Net Sales

         The following table sets forth the net sales of each of the Company's three principal business segments for the three months ended March 29, 1997 and March 30, 1996 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                             Three Months Ended                   Increase/
                                              March 29, 1997             March 30, 1996          (Decrease)
------------------------------------------------------------------------------------------       ----------
                                                       (dollars in millions)

Men's Apparel                                   $79.5          89%        $87.2            88%        (8.8%)
Children's Sleepwear and Underwear                4.4           5%          4.2             4%         4.8%
Other Businesses (a)                              5.5           6%          7.8             8%       (29.5%)
                                              -------       ------      -------         ------

        Total                                  $89.4         100%         $99.2        100%           (9.8%)
                                               ==================         =================

(a) Represents the Made in the Shade division (a women's junior sportswear business) and the retail outlet stores division (the "Stores division").

Sales of Men's apparel decreased by $7.7 million, or 8.8%, in the first quarter of 1997, as compared to the first quarter of 1996. This decrease resulted from
(a) a $6.2 million reduction in sales of men's slacks, of which $1.8 million was a planned reduction based upon the Company's decision to eliminate unprofitable programs and the balance was due to operational difficulties in the move of manufacturing and distribution out of the Company's facilities in Thomson, Georgia, (b) a $6.1 million reduction in sales of men's sportswear, of which $4.8 million was a planned reduction based upon the Company's decision to eliminate its JJ. Farmer and Manhattan sportswear lines and the balance was primarily due to the Company's decision to accept returns of slow-moving Perry Ellis sportswear items to enable retailers to purchase additional Perry Ellis product, and (c) a planned $2.5 million reduction in sales of certain dress shirt lines, which was based upon the Company's decision to eliminate unprofitable businesses. These sales decreases were partially offset by (a) a $4.6 million increase in sales of jeans, which was due to the continuing success of the Canyon River Blues line which the Company manufactures for Sears, Roebuck & Co., and (b) a $3.6 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers.

Sales of children's sleepwear and underwear increased by $0.2 million, or 4.8%, in the first quarter of 1997, as compared to the first quarter of 1996. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines.

Sales of other businesses decreased by $2.3 million, or 29.5%, in the first quarter of 1997, as compared to the first quarter of 1996. This decrease was due to lower sales by the Made in the Shade division, primarily as a result of strong price competition in the private label sector, resulting in the lack of orders at acceptable gross margins. The Company anticipates that sales of the Made in the Shade division will continue below 1996 levels. In response, the Company has instituted certain cost reduction programs designed to restore the division to profitability for the balance of 1997. In addition, the division has recently executed a license to produce a branded line of sportswear under the trademark Fly Girls, which is intended to improve the division's gross profit margins for the balance of 1997.

   Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the three months ended March 29, 1997 and March 30, 1996:

                               Three Months Ended
                                             March 29, 1997             March 30, 1996
                                                       (dollars in millions)

Men's Apparel                                   $17.5      22.0%          $19.1       21.9%
Children's Sleepwear and Underwear                0.8      18.1%            0.9       21.2%
Other    Businesses                               1.5      26.8%            2.6       33.0%
                                              -------                   -------

        Total                                  $19.8        22.1%         $22.6        22.8%
                                               =============              =============

The decline in gross profit in the men's apparel segment and for the Company as a whole was primarily attributable to the reduction in net sales discussed above.

The gross profit margin of the Company's other businesses declined primarily as a result of margin pressures in the Company's Made in the Shade business.

   Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 1997 were $21.2 million (23.7% of net sales) compared with $22.0 million (22.1% of net sales) for the first quarter of 1996.

   Reversal of /(Provision for) Restructuring Costs

In the first quarter of 1997, the Company reversed a previously recorded restructuring provision of $0.8 million. The provision was for net liabilities related to the JJ. Farmer sportswear product line. These net liabilities were settled for less than the carrying amount, resulting in the reversal of the excess portion of the provision.

The cash portion of the remaining reserve for restructuring is expected to be expended in the following manner: $1.2 million in the last three quarters of 1997, $0.4 million in 1998 and $0.4 million in 1999.

   Income from Operations Before Interest and Income Taxes

The following table sets forth income from operations before interest and income taxes for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for the three months ended March 29, 1997 and March 30, 1996:

                               Three Months Ended
                                             March 29, 1997             March 30, 1996
                                                       (dollars in millions)

Men's Apparel (a)                            $    4.8        5.9%       $   4.4        5.0%
Children's Sleepwear and Underwear               (1.0)     (22.5%)         (0.4)     (10.6%)
Other Businesses                                 (2.3)     (41.2%)         (1.6)     (20.0%)
                                            ---------             -------------
                                                  1.5        1.6%           2.4        2.4%
Corporate expenses                               (2.2)                     (2.2)
Licensing division income                         0.8                       0.8
                                            ---------                  --------
Income from operations before
interest and income taxes                    $    0.1        0.1%       $   1.0        1.0%
                                             ================    ==============


(a) Includes the reversal of restructuring charges of $0.8 million in the first quarter of 1997.

The $0.9 million reduction in income from operations before interest and income taxes in the first quarter of 1997 was primarily a result of the lower sales and gross profit, which was partially offset by lower SG&A expenses and the reversal of the provision for restructuring, as previously discussed.

   Interest Expense, Net

Net  interest  expense was $3.6  million for the first  quarter of 1997 compared with $3.8 million for the first quarter of 1996.

   Net Loss

In the first quarter of 1997, the Company reported a net loss of $3.5 million, or $0.23 per share, as compared with a net loss of $2.9 million, or $0.19 per share, in the first quarter of 1996.

   Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Charges

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $2.3 million (2.5% of net sales) in the first quarter of 1997, compared to $3.0 million (3.0% of net sales) in the first quarter of 1996, a decrease of $0.7 million, or 23%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company is a party to a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT"). The Credit Agreement provides the Company with working capital financing through September 30, 1998, in the form of direct borrowings and letters of credit, up to an aggregate of $135 million (the "Maximum Credit"), subject to an asset-based borrowing formula. As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company.

Pursuant to the Credit Agreement, the interest rate charged on direct borrowings is one-half of one percent in excess of the base rate of The Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.5% at March 29, 1997) or 2.75% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.6875% at March 29, 1997). Pursuant to the Credit Agreement, the Company sells to CIT, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to CIT. The amounts due from CIT have been offset against the Company's direct borrowings from CIT in the accompanying balance sheets. The amounts which have been offset were $15.0 million at March 29, 1997 and $36.8 million at March 30, 1996. The decrease in the amounts which have been offset resulted from a change in the Credit Agreement, pursuant to which the Company has significantly reduced the amount of its receivables which are sold to CIT.

On March 29, 1997, direct borrowings (including borrowings under the Eurodollar option) and letters of credit outstanding under the Credit Agreement were $32.9 million and $32.6 million, respectively, and the Company had unused availability of $18.8 million. On March 30, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $17.0 million and $29.8 million, respectively, and the Company had unused availability of $24.4 million. During the first quarter of 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $71.8 million at which time the Company had unused availability of $11.9 million. During the first quarter of 1996, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $48.5 million at which time the Company had unused availability of $18.3 million. The increase in direct borrowings compared to the first quarter of 1996 was a result of the change in the Company's factoring arrangement with CIT described above, pursuant to which the Company is now factoring significantly less of its receivables.

The instruments governing the Company's outstanding debt contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required during the year to maintain a minimum level of stockholders' equity and to satisfy a maximum cumulative net loss test. The Company was at March 29, 1997, and currently is, in compliance with all of its covenants. The following table indicates the Company's compliance with the two financial covenants contained in the Credit Agreement:

        March 29, 1997
Credit Agreement Covenants        Covenant Level           Actual Level

Stockholders' Equity       no less than $52.0 million
   $57.1 million
Maximum Loss (a)  no more than $(10.0) million    positive income

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

The Company's cash used in operating activities for the first quarter of 1997 was $18.1 million, which reflects an $11.5 million increase in inventories and a $5.1 million increase in accounts receivable. A significant portion of these increases were planned to occur in the first quarter of 1997.

Cash used for investing activities in the first quarter of 1997 was $4.1 million, which represented capital expenditures of $3.0 million and the installation of store fixtures in department stores of $1.1 million. During 1997, the Company plans to make capital expenditures of approximately $10.7 million and to spend an additional $4.2 million for the installation of store fixtures in department stores.

Cash  provided  by  financing  activities  in the  first  quarter  of 1997 was
  $21.9  million,  which  represented
short-term  borrowings  under the Credit  Agreement of $25.2 million, partially offset by cash used to retire $3.4 million of Senior Secured Notes.

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

The Company's Senior Secured Notes, of which $104.9 million principal amount was outstanding at March 29, 1997, mature December 31, 1998. The Company does not expect to generate sufficient cash flow from operations to repay those notes at maturity and will seek to refinance the notes prior to maturity. There can be no assurance that the Company will obtain such refinancing or that the terms of such refinancing, if obtained, will not be less favorable to the Company than those of the Senior Secured Notes.

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board Opinion ("APB") No. 15, ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Under SFAS No. 128, contingently issuable shares are still included in the calculation of basic EPS. Adoption of SFAS No. 128 is not expected to have a material impact on the Company.

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

Substantial Level of Indebtedness. The Company had indebtedness of $137.8 million as of March 29, 1997. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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

Dependence  on  Contract  Manufacturing.  In 1996,  the  Company  produced
 61% of all of its  products  (in units)
through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the first quarter of 1997, the Company did not file any reports on Form 8-K.

Exhibits

Number                     Description

27                         Financial Data Schedule

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:    May 12, 1997                                /s/   Thomas W. Busch
        --------------                               ---------------------

                                 Thomas W. Busch
                                                     Controller
                                               (Principal Accounting Officer)