Form 10-Q/A
period 1997-03-29
SALANT CORP
filed 1997-05-13
CIK 86346

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q/A

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

   Earnings Before Interest, Taxes, Depreciation, Amortization and Restructuring Charges


Earnings before interest, taxes, depreciation, amortization and restructuring charges was $1.5 million (1.7% of net sales) in the first quarter of 1997, compared to $3.2 million (3.2% of net sales) in the first quarter of 1996, a decrease of $1.7 million, or 52%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.


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



Date:    May 13, 1997                                /s/   Thomas W. Busch
        --------------                               ---------------------

                                 Thomas W. Busch
                                                     Controller
                                               (Principal Accounting Officer)