Form 10-Q
period 1997-06-28
SALANT CORP
filed 1997-08-12
CIK 86346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
         (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

As of August 6, 1997, there were outstanding 14,848,353 shares of the Common Stock of the registrant.

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
(Amounts in thousands, except per share data)


                                                                    Three Months Ended                  Six Months Ended

                                                           June 28,          June 29,          June 28,         June 29,
                                                                   1997             1996              1997             1996

Net sales                                                      $ 81,391         $ 91,889         $ 169,601        $ 185,434
Cost of goods sold                                               64,824           74,725           133,246          146,629
                                                               --------         --------         ---------        ---------

Gross profit                                                     16,567           17,164            36,355           38,805
Selling, general and
 administrative expenses                                        (20,806)         (21,736)          (41,360)         (42,985)
Royalty income                                                    1,428            1,399             2,535            2,527
Goodwill amortization                                              (470)            (608)             (940)          (1,220)
Reversal of/(provision for)
 restructuring costs (Note 5)                                       410          (11,417)            1,164          (11,578)
Other income                                                         71               48               188               66
                                                               --------         --------         ---------        ---------

Loss from continuing operations
 before interest, income taxes and
 extraordinary gain                                              (2,800)         (15,150)           (2,058)         (14,385)

Interest expense, net                                             3,941            3,831             7,378            7,556
                                                               --------         --------         ---------        ---------

Loss from continuing operations before
 income taxes and extraordinary gain                             (6,741)         (18,981)           (9,436)         (21,941)

Income taxes/(benefit)                                               62              (58)              104              (36)
                                                               --------         --------         ---------        ---------

Loss from continuing operations before
 extraordinary gain                                              (6,803)         (18,923)           (9,540)         (21,905)

Discontinued operations (Note 3):
     Income/(loss) from operations before
    extraordinary gain                                           (7,361)              61            (8,136)             130
     Estimated loss on disposal                                    (580)              --              (580)              --
Extraordinary gain (Note 4)                                         600               --               600               --
                                                               --------         --------         ---------        ---------

Net loss                                                       $(14,144)        $(18,862)        $ (17,656)       $ (21,775)
                                                               ========         ========         =========        =========

Income/(loss) per share:
     Loss per share from continuing
      operations                                              $  (0.45)      $  (1.25)            $  (0.63)        $   (1.46)
     Income/(loss) per share from
      discontinued operations                                     (0.53)             --              (0.58)            0.01
     Extraordinary gain                                            0.04            --                 0.04               --
                                                               --------      --------             --------        ---------

Net loss per share                                             $  (0.94)     $  (1.25)            $  (1.17)        $   (1.45)
                                                               ========      ========             ========         =========

Weighted average common stock and common
 stock equivalents outstanding                                   15,118           15,085            15,108           15,063
                                                               ========         ========          ========        =========

See Notes to Condensed Consolidated Financial Statements.

SALANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                   June 28,             December 28,           June 29,
                                                                       1997                    1996                1996
                                                                     (Unaudited)            (*)     (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,336           $    1,498            $    1,321
 Accounts receivable, net                                                 40,391               40,133                37,413
 Inventories (Note 2)                                                    123,272               98,497               117,367
 Prepaid expenses and other current assets                                 3,930                3,869                 4,497
 Net assets of discontinued
  operations (Note 3)                                                         --                6,988                 9,041
                                                                      ----------           ----------            ----------

Total current assets                                                     168,929              150,985               169,639

Property, plant and equipment, net                                        28,711               25,173                25,353

Other assets                                                              58,995               59,093                59,973
                                                                      ----------           ----------            ----------

Total assets                                                          $  256,635           $  235,251            $  254,965
                                                                      ==========           ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   53,432           $    7,677            $   31,473
 Accounts payable                                                         28,453               27,562                30,829
 Accrued liabilities                                                      16,961               17,986                18,202
 Current portion of long term debt                                            --                3,372                    --
 Reserve for business restructuring (Note 5)                               1,344                2,969                 4,617
                                                                      ----------           ----------            ----------

Total current liabilities                                                100,190               59,566                85,121

Long term debt                                                           104,879              106,231               109,545
Deferred liabilities                                                       8,453                8,863                11,130

Shareholders' equity
 Common stock                                                             15,394               15,328                15,328
 Additional paid-in capital                                              107,232              107,130               107,121
 Deficit                                                                 (74,803)             (57,147)              (69,599)
 Excess of additional pension liability
  over unrecognized prior service cost                                    (3,182)              (3,182)               (2,185)
 Accumulated foreign currency
  translation adjustment                                                      86                   76                   118
 Less - treasury stock, at cost                                           (1,614)              (1,614)               (1,614)
                                                                      ----------           ----------            ----------

Total shareholders' equity                                                43,113               60,591                49,169
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  256,635           $  235,251            $  254,965
                                                                      ==========           ==========            ==========

(*) Derived from the audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SALANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

                                                                                              Six Months Ended
                                                                                     June 28,              June 29,
                                                                                       1997                    1996
                                                                                 ----------              ----------

Cash Flows from Operating Activities:
Loss from continuing operations                                                    $   (9,540)           $  (21,905)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
  Depreciation                                                                          2,225                 2,079
  Amortization of intangibles                                                           2,134                 2,180
  Write-down of fixed assets                                                               --                   231
  Write-off of other assets                                                                --                 6,251
  Loss on disposal of fixed assets                                                         --                    17
  Change in operating assets and liabilities:
   Accounts receivable                                                                   (258)               (2,536)
   Inventories                                                                        (24,775)               (2,002)
   Prepaid expenses and other current assets                                              (61)                  410
   Other assets                                                                            --                (1,502)
   Accounts payable                                                                       891                 5,796
   Accrued liabilities and reserve for
    business restructuring                                                             (2,913)                  746
   Deferred liabilities                                                                (1,162)                 (238)
                                                                                   ----------            ----------

Net cash used in operating activities                                                 (33,459)              (10,473)
                                                                                   ----------            ----------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (5,807)               (3,222)
Store fixture expenditures                                                             (2,037)                 (959)
Acquisition                                                                                --                  (694)
Proceeds from sale of assets                                                               --                    45
                                                                                   ----------            ----------

Net cash used in investing activities                                                  (7,844)               (4,830)
                                                                                   ----------            ----------

Cash Flows from Financing Activities:
Net short-term borrowings                                                              45,755                17,051
Retirement of long-term debt                                                           (3,372)                   --
Exercise of stock options                                                                 168                   104
Other, net                                                                                 10                   (12)
                                                                                   ----------            ----------

Net cash provided by financing activities                                              42,561                17,143
                                                                                   ----------            ----------

Net cash provided by continuing operations                                              1,258                 1,840

Cash used in discontinued operations                                                   (1,420)               (1,914)
                                                                                   ----------            ----------

Net decrease in cash and cash equivalents                                                (162)                  (74)

Cash and cash equivalents - beginning of year                                           1,498                 1,395
                                                                                   ----------            ----------

Cash and cash equivalents - end of quarter                                         $    1,336            $    1,321
                                                                                   ==========            ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                                       $    7,125            $    7,975
                                                                                   ==========            ==========
    Income taxes                                                                   $      101            $       69
                                                                                   ==========            ==========

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

The results of operations for the three and six months ended June 28, 1997 and June 29, 1996 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended December 28, 1996.

Income/(loss) per share is based on the weighted average number of common shares (including, as of June 28, 1997 and June 29, 1996, 323,544 and 344,730 shares, respectively, anticipated to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share does not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Note 2.  Inventories

                                                      June 28,               December  28,                 June 29,
                                                          1997            1996                                 1996

Finished goods                                         $76,150                   $57,827                    $79,618
Work-in-Process                                         22,666                    14,800                     14,968
Raw materials and supplies                              24,456                    25,870                     22,781
                                                        ------                  --------                 ----------
                                                      $123,272                   $98,497                   $117,367
                                                      ========                   =======                   ========

Note 3. Discontinued Operations

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division for the three and six months ended June 28, 1997 was $7,361 and $8,136, respectively which included a second quarter charge of $4,459 for the write-off of goodwill. Net sales of the division were $977 and $2,199 for the three and six months ended June 28, 1997, respectively. Net sales of the division were $5,121 and $10,769 for the three and six months ended June 29, 1996, respectively.

Additionally, in 1997 the Company recorded a second quarter charge of $580 to accrue for expected operating losses during the phase-out period through September 1997. No income tax benefits have been allocated to the division's 1997 losses.

The net assets of the discontinued operations have been reclassified on the balance sheets as net assets of discontinued operations, and consist principally of accounts receivable, inventory, goodwill and accounts payable. Net liabilities of discontinued operations have been included in accrued liabilities.

Note 4. Extraordinary Gain

In the second quarter of 1997, the Company recorded an extraordinary gain of $600 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the prior chapter 11 proceeding.

Note 5. Division Restructuring Costs

In the second quarter of 1997, the Company reversed a previously recorded restructuring provision by $410, as these amounts were no longer needed. This provision was for estimated liabilities related to the previously disclosed closure of a manufacturing facility.

In the first quarter of 1997, the Company reversed a previously recorded restructuring provision of $754. The provision was for net liabilities related to the JJ. Farmer sportswear product line. These net liabilities were settled for less than the carrying amount, resulting in the reversal of the excess portion of the provision.

In the second quarter of 1996, the Company recorded a provision for restructuring of $11,417, consisting of (i) $5,691 in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2,858 related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1,842 primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $547 primarily relate to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $479 related primarily to other severance costs.

Note 6. Financing and Factoring Agreements

On August 8, 1997, the Company and The CIT Group/Commercial Services, Inc. executed the Eleventh Amendment to a revolving credit, factoring and security agreement. The Eleventh Amendment modified the covenant related to stockholders' equity, waived a default resulting from the Company's non-compliance with this covenant as of June 28, 1997, increased the interest rate charged on direct borrowings by 25 basis points and increased the borrowings allowed against eligible inventory from 50% to 60% for the additional period of September 1, 1997 through October 25, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Second Quarter of 1997 Compared with Second Quarter of 1996

Net Sales

The following table sets forth the net sales of each of the Company's three principal business segments for the three months ended June 28, 1997 and June 29, 1996 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                          Three Months EndedIncrease/
                                            June 28, 1997              June 29, 1996 (Decrease)
                                                       (dollars in millions)

Men's Apparel                                   $70.3        86%          $80.5         87%          (12.6%)
Children's Sleepwear
 and Underwear                                    5.5         7%            4.4          5%           24.0%
Retail Outlet Stores                              5.6         7%            7.0          8%          (19.8%)
                                                  ---         --            ---        ----

        Total                                  $81.4         100%         $91.9        100%          (11.4%)
                                               =====        =====         =====        ====

Sales of Men's apparel decreased by $10.2 million, or 12.6%, in the second quarter of 1997, as compared to the second quarter of 1996. This decrease resulted from (a) a $5.4 million decrease in sales of men's jeans, primarily related to a planned reduction in unprofitable programs for department stores,
(b) a $5.1 million reduction in sales of men's slacks, of which $3.7 million was a planned reduction based upon the Company's decision to eliminate unprofitable programs, and $1.4 million of the decrease related to manufacturing delays for the Perry Ellis slack line, (c) a planned $2.0 million reduction in sales of certain dress shirt lines, which was based upon the Company's decision to eliminate unprofitable businesses and (d) a $1.7 million decrease in sales of men's accessories, primarily due to the slow-down of the novelty neckwear business in the first half of 1997. These sales decreases were partially offset by a $3.1 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers.

Sales of children's sleepwear and underwear increased by $1.1 million, or 24.0%, in the second quarter of 1997, as compared to the second quarter of 1996. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines.

Sales of the retail outlet stores decreased by $1.4 million, or 19.8%, in the second quarter of 1997, as compared to the second quarter of 1996. This decrease was primarily due to a decrease in the number of retail outlet stores, from 71 in June 1996 to 62 in June 1997.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the three months ended June 28, 1997 and June 29, 1996:

                                                         Three Months Ended
                                                 June 28, 1997             June 29, 1996
                                                       (dollars in millions)

Men's Apparel                                   $13.5      19.2%          $14.3       17.7%
Children's Sleepwear and
 Underwear                                        0.6      10.3%            0.6       14.2%
Retail Outlet Stores                              2.5      44.6%            2.3       32.9%
                                                  ---                       ---

        Total                                  $16.6        20.4%         $17.2        18.7%
                                               =====                      =====

The decline in gross profit in the men's apparel segment and for the Company as a whole was primarily attributable to the reduction in net sales discussed above. The gross profit margin increase is primarily related to the elimination of unprofitable programs in 1997, as previously discussed.

The gross profit margin of the retail outlet stores increased primarily as a result of a decrease in the transfer prices (from a negotiated rate to standard cost) charged to the retail outlet stores for products made by other divisions of the Company.

Reversal of/(Provision for) Restructuring Costs

In the second quarter of 1997, the Company reversed a previously recorded restructuring provision by $0.4 million, as these amounts were no longer needed. This provision was for estimated liabilities related to the previously disclosed closure of a manufacturing facility.

In the second quarter of 1996, the Company recorded a provision for restructuring of $11.4 million, consisting of (i) $5.7 million in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2.9 million related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1.8 million primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.5 million primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $0.5 million related primarily to other severance costs.

Income/(Loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

The following table sets forth the loss from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for the three months ended June 28, 1997 and June 29, 1996:

                                                          Three Months Ended
                                                 June 28, 1997             June 29, 1996
                                                       (dollars in millions)
Men's Apparel                                     $0.7        1.1%        $(12.4)     (15.4%)
Children's Sleepwear and
 Underwear                                       (1.2)     (22.8%)         (0.6)     (13.9%)
Retail Outlet Stores                             (1.0)     (17.5%)         (0.8)     (11.1%)
                                               ------                    ------
                                                 (1.5)      (1.8%)        (13.8)     (15.0%)
Corporate expenses                               (2.4)                     (2.5)
Licensing division income                         1.1                       1.1
                                                  ---                       ---
Loss from continuing
 operations before
  interest, income taxes
  and extraordinary gain                        $(2.8)      (8.3%)       $(15.2)     (16.5%)
                                                ======                   ======

(a) Includes the reversal of restructuring charges of $0.4 million in the second quarter of 1997 and a restructuring provision of $11.4 million in the second quarter of 1996.

The $12.4 million decrease in the loss from continuing operations before interest, income taxes and extraordinary gain in the second quarter of 1997 was primarily a result of the absence of the $11.4 million restructuring charge in the prior year.

Interest Expense, Net

Net interest expense was $3.9 million for the second quarter of 1997 compared with $3.8 million for the second quarter of 1996.

Discontinued Operations

In the second quarter of 1997, the Company recognized a charge of $7.9 million, or $(0.53) per share, related to the discontinuance of the Made in the Shade division. This charge included a write-off of goodwill of $4.5 million and an accrual of $580 thousand for estimated operating losses during the phase-out period. The division was closed primarily due to the lack of synergy with the other businesses of the Company, poor recent performance and low expectations for future profitability. Net sales of the division for the three months ended June 28, 1997 and June 29, 1996 were $0.9 million and $5.1 million, respectively.

Extraordinary Gain

In the second quarter of 1997, the Company recorded an extraordinary gain of $0.6 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the prior chapter 11 proceeding.

Net Loss

In the second quarter of 1997, the Company reported a net loss of $14.1 million, or $(0.94) per share, as compared with a net loss of $18.9 million, or $(1.25) per share, in the second quarter of 1996.

Earnings/(Loss) Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued
     Operations and Extraordinary Gain

Earnings/(loss) before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was ($1.0) million ((1.2%) of net sales) in the second quarter of 1997, compared to ($1.4) million ((1.5%) of net sales) in the second quarter of 1996, an increase of $0.4 million, or 29%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1997 Compared to Year to Date 1996

Net Sales

The following table sets forth the net sales of each of the Company's three principal business segments for the six months ended June 28, 1997 and June 29, 1996 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                           Six Months Ended              Increase/
                                            June 28, 1997             June 29, 1996      (Decrease)
                                                       (dollars in millions)

Men's Apparel                                  $149.8         88%        $165.3         89%           (9.4%)
Children's Sleepwear and
 Underwear                                        9.9          6%           8.6          5%           14.6%
Retail Outlet Stores                              9.9          6%          11.5          6%          (13.8%)
                                                  ---          --          ----          --

        Total                                $169.6         100%         $185.4        100%           (8.5%)
                                             ======         ====         ======        ====

Sales of Men's apparel decreased by $15.5 million, or 9.4%, in the first half of 1997, as compared to the first half of 1996. This decrease resulted from (a) an $11.2 million reduction in sales of men's slacks, of which $8.8 million was a planned reduction based upon the Company's decision to eliminate unprofitable programs and the balance was primarily due to operational difficulties experienced in the first quarter of 1997 related to the move of manufacturing and distribution out of the Company's facilities in Thomson, Georgia, (b) a $5.8 million reduction in sales of men's sportswear, which included a $7.3 million planned reduction based upon the Company's decision to eliminate its JJ. Farmer and Manhattan sportswear lines, as offset by a $1.5 million increase in sales of Perry Ellis sportswear product, and (c) a planned $5.6 million reduction in sales of certain dress shirt lines, which was based upon the Company's decision to eliminate unprofitable businesses. These sales decreases were partially offset by a $6.8 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers.

Sales of children's sleepwear and underwear increased by $1.3 million, or 14.6%, in the first half of 1997, as compared to the first half of 1996. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines.

Sales of the retail outlet stores decreased by $1.6 million, or 13.8%, in the first half of 1997, as compared to the first half of 1996. This decrease was primarily due to a decrease in the number of retail outlet stores, from 71 in June 1996 to 62 in June 1997.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the six months ended June 28, 1997 and June 29, 1996:

                                                          Six Months Ended
                                                 June 28, 1997             June 29, 1996
                                                       (dollars in millions)

Men's Apparel                                   $31.0      20.7%          $33.4       20.2%
Children's Sleepwear and
 Underwear                                        1.4      13.8%            1.5       17.6%
Retail Outlet Stores                              4.0      40.2%            3.9       34.3%
                                                  ---                       ---

        Total                                  $36.4        21.4%         $38.8        20.9%
                                               =====                      =====

The decline in gross profit in the men's apparel segment and for the Company as a whole was primarily attributable to the reduction in net sales discussed above. The gross profit margin increase is primarily related to the elimination of unprofitable programs in 1997, as previously discussed.

The gross profit margin of the retail outlet stores increased primarily as a result of a decrease in the transfer prices charged to the retail outlet stores for products made by other divisions of the Company.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first half of 1997 were $41.4 million (24.4% of net sales) compared with $43.0 million (23.2% of net sales) for the first half of 1996. S,G&A expenses in the first half of 1996 included $1.1 million of charges related to the restructuring of the men's apparel businesses.

Reversal of/(Provision for) Restructuring Costs

In  the  first  half  of  1997,  the  Company   reversed   previously   recorded
restructuring provisions of $1.2 million. These provisions were for net liabilities which were settled for less than their carrying amounts.

The cash portion of the remaining reserve for restructuring is expected to be expended in the following manner: $0.5 million in the last half of 1997, $0.5 million in 1998 and $0.3 million in 1999.

In the first half of 1996, the Company recorded a provision for restructuring of $11.6 million, consisting of (i) $5.7 million in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets,
(ii) $2.9 million related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1.8 million primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.5 million primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $0.7 million related primarily to other severance costs.

Income/(Loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

The following table sets forth the loss from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for the six months ended June 28, 1997 and June 29, 1996:

                                                          Six Months Ended
                                               June 28, 1997               June 29, 1996
                                                       (dollars in millions)

Men's Apparel (a)                                $5.4        3.6%        $ (8.1)      (4.9%)
Children's Sleepwear and
 Underwear                                       (2.2)     (22.7%)         (1.0)     (12.3%)
Retail Outlet Stores                             (2.6)     (26.6%)         (2.6)     (22.4%)
                                                -----                   -------
                                                  0.6        0.4%         (11.7)      (6.3%)
Corporate expenses                               (4.6)                     (4.6)
Licensing division income                         1.9                       1.9
                                                  ---                  --------
Loss from continuing
 operations before
  interest, income taxes
  and extraordinary gain                        $(2.1)      (1.2%)       $(14.4)      (7.8%)
                                                =====                    ======

(a) Includes the reversal of restructuring charges of $1.2 million in 1997 and a restructuring provision of $11.6 million in 1996.

The $12.3 million decrease in the loss from continuing operations before interest, income taxes and extraordinary gain in the first half of 1997 was primarily a result of the absence of the $11.6 million restructuring charge in the prior year.

Interest Expense, Net

Net interest expense was $7.4 million for the first half of 1997 compared with $7.6 million for the first half of 1996.

Discontinued Operations

In the first half of 1997, the Company recognized a charge of $8.7 million, or $(0.58) per share, related to the discontinuance of the Made in the Shade division. This charge included a write-off of goodwill of $4.5 million and an accrual of $580 thousand for estimated operating losses during the phase-out period. Net sales of the division for the six months ended June 28, 1997 and June 29, 1996 were $2.2 million and $10.8 million, respectively.

Extraordinary Gain

In the second quarter or 1997, the Company recorded an extraordinary gain of $0.6 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the prior chapter 11 proceeding.

Net Loss

In the first half of 1997, the Company reported a net loss of $17.7 million, or $(1.17) per share, as compared with a net loss of $21.8 million, or $(1.45) per share, in the first half of 1996.

Earnings Before Interest, Taxes, Depreciation, Amortization,
Restructuring Charges, Discontinued Operations and
     Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain were $1.1 million (0.7% of net sales) in the first half of 1997, compared to $1.5 million (0.8% of net sales) in the first half of 1996, a decrease of $0.4 million, or 26.7%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company is a party to a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT"). The Credit Agreement provides the Company with working capital financing through September 30, 1998, in the form of direct borrowings and letters of credit, up to an aggregate of $135 million (the "Maximum Credit"), subject to an asset-based borrowing formula. As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company. On August 8, 1997 the Company and CIT executed the Eleventh Amendment to the Credit Agreement. The Eleventh Amendment modified the covenant related to stockholders' equity, waived a default resulting from the Company's non-compliance with this covenant as of June 28, 1997, increased the interest rate charged on direct borrowings by 25 basis points and increased the borrowings allowed against eligible inventory from 50% to 60% for the additional period of September 1, 1997 through October 25, 1997.

Pursuant to the Credit Agreement, the interest rate charged on direct borrowings is 0.75% in excess of the base rate of The Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.5% at June 28, 1997) or 3.00% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.78125% at June 28, 1997). Pursuant to the Credit Agreement, the Company sells to CIT, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to CIT. The amounts due from CIT have been offset against the Company's direct borrowings from CIT in the accompanying balance sheets. The amounts which have been offset were $9.7 million at June 28, 1997 and $8.9 million at June 29, 1996.

On June 28, 1997, direct borrowings (including borrowings under the Eurodollar option) and letters of credit outstanding under the Credit Agreement were $53.4 million and $25.3 million, respectively, and the Company had unused availability of $13.8 million. On June 29, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $31.5 million and $34.4 million, respectively, and the Company had unused availability of $21.1 million. During the first half of 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $92.8 million at which time the Company had unused availability of $10.3 million.

During the first half of 1996, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $85.6 million at which time the Company had unused availability of $18.3 million.

The instruments governing the Company's outstanding debt contain certain financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required during the year to maintain a minimum level of stockholders' equity and to satisfy a maximum cumulative net loss test. The following table indicates the Company's compliance with the two financial covenants contained in the Credit
Agreement:

                                                                                        June 28, 1997
Credit Agreement Covenants                       Covenant Level (a)                     Actual Level

Stockholders' Equity                     no less than $42.5 million                     $43.1 million
Maximum Loss (b)                         no more than $(10.0) million                   $(5.2) million

(a) The covenant levels reflect all modifications in the Credit Agreement made pursuant to the Eleventh Amendment.

(b) Maximum loss excludes write-offs for goodwill, restructuring expenses or other unusual or non-recurring expenses during the first two quarters of 1996, up to a maximum of $13.0 million.

The indenture governing the Company's outstanding Senior Secured Notes requires the Company to reduce its outstanding indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing on the first day of February. This covenant has been satisfied for the balance of the term of the Senior Secured Notes.

The Company's cash used in operating activities for the first half of 1997 was $33.5 million, which reflects a $24.8 million increase in inventories, a significant portion of which was planned to occur in the first half of 1997.

Cash used for investing activities in the first half of 1997 was $7.8 million, which represented capital expenditures of $5.8 million and the installation of store fixtures in department stores of $2.0 million. During the second half of 1997, the Company plans to make additional capital expenditures of approximately $5.9 million and to spend an additional $0.9 million for the installation of store fixtures in department stores.

Cash provided by financing activities in the first half of 1997 was $42.6 million, which represented short-term borrowings under the Credit Agreement of $45.8 million, partially offset by cash used to retire $3.4 million of Senior Secured Notes.

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

The Company's Senior Secured Notes, of which $104.9 million principal amount was outstanding at June 28, 1997, mature December 31, 1998. The Company does not expect to generate sufficient cash flow from operations to repay those notes at maturity and will seek to refinance the notes prior to maturity. There can be no assurance that the Company will obtain such refinancing or that the terms of such refinancing, if obtained, will not be less favorable to the Company than those of the Senior Secured Notes.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") and No. 131 "Disclosure about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both of these statements are effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting these standards.

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

Substantial Level of Indebtedness. The Company had indebtedness of $158.3 million as of June 28, 1997. This level of indebtedness could adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the Company's shareholders was held on May 13, 1997 (the "Annual Meeting"). Subsequent to that date, there have been no other matters submitted to a vote of the Company's shareholders.

(b) At the Annual Meeting, the shareholders approved the election of four Directors for a three-year term expiring at the 2000 Annual Meeting of the Company's shareholders, with the votes for such election as follows:

                  Director                                    For                   Withheld

         Mr. Nicholas P. DiPaolo                               13,871,259                   231,032
         Mr. Jerald S. Politzer                                14,057,344                    44,947
         Mr. Harold Leppo                                      13,869,837                   232,454
         Mr. Edward M. Yorke                                   13,873,759                   228,532

(c) At the Annual Meeting, the shareholders approved the Amended and Restated 1996 Stock Plan, which provides for 800,000 shares of Common Stock for the granting of options, stock appreciation rights and restricted stock to employees of the Company and the granting of options to non-employee directors of the Company. The shares voting for the 1996 Stock Plan were 13,366,861, the shares voting against were 704,372 and the shares abstaining were 31,058.

(d) At the Annual Meeting, the shareholders ratified the reappointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year. The shares voting for the ratification were 14,083,053, the shares voting against the ratification were 14,367 and the shares abstaining were 4,871.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the second quarter of 1997, the Company did not file any reports on Form 8-K.

Exhibits

Number                   Description

10.44 Employment  Agreement,  dated as of May 1,  1997,  between  Todd Kahn and Salant
Corporation.

10.45 Employment Agreement, dated as of August 18, 1997, between
                         Philip A. Franzel and Salant Corporation.


10.46                      Eleventh Amendment to Credit Agreement, dated as of August 8, 1997, to the Revolving
                         Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended, between Salant Corporation and The CIT Group/Commercial Services, Inc.

10.47                    Letter Agreement, dated as of July 18, 1997, between Michael A. Lubin, Lubin Delano &
                         Company and Salant Corporation

27                       Financial Data Schedule.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SALANT CORPORATION



Date:    August 12, 1997               /s/   Thomas W. Busch
        -----------------

                                             Thomas W. Busch
                                                Controller
                                         (Principal Accounting Officer)