Form 10-Q
period 1997-09-27
SALANT CORP
filed 1997-11-12
CIK 86346

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q
         (Mark One)

                         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the  quarterly  period ended  September  27, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

As of November 6, 1997, there were outstanding 14,849,853 shares of the Common Stock of the registrant.

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

Item 6.  Exhibits and Reports on Form 8-K
SIGNATURE


                                                SALANT CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                           (Amounts in thousands, except per share data)


                                                                    Three Months Ended                 Nine Months Ended

                                                               Sept. 27,        Sept. 28,        Sept. 27,        Sept. 28,
                                                                   1997             1996              1997             1996

Net sales                                                      $110,871         $117,159         $ 280,472        $ 302,595
Cost of goods sold                                               83,635           88,100           216,881          234,729
                                                               --------         --------         ---------        ---------

Gross profit                                                     27,236           29,059            63,591           67,866

Selling, general and
 administrative expenses                                        (17,712)         (19,661)          (59,072)         (62,647)
Royalty income                                                    1,297            1,586             3,833            4,114
Goodwill amortization                                              (470)            (513)           (1,411)          (1,733)
Reversal of/(provision for)
 restructuring costs (Note 5)                                        --             (152)            1,164          (11,730)
Other income                                                        171               45               359              111
                                                               --------         --------         ---------        ---------

Income/(loss) from continuing operations
 before interest, income taxes and
 extraordinary gain                                              10,522           10,364             8,464           (4,019)

Interest expense, net                                             4,490            3,966            11,867           11,524
                                                               --------         --------         ---------        ---------

Income/(loss) from continuing operations
 before income taxes and extraordinary gain                       6,032            6,398            (3,403)         (15,543)

Income taxes                                                         70               60               174               24
                                                               --------         --------         ---------        ---------

Income/(loss) from continuing operations
 before extraordinary gain                                        5,962            6,338            (3,577)         (15,567)

Discontinued operations (Note 3):
     Income/(loss) from operations before
    extraordinary gain                                               --               (3)           (8,136)             128
     Estimated loss on disposal                                    (750)              --            (1,330)              --
Extraordinary gain (Note 4)                                          --               --               600               --
                                                               --------         --------         ---------        ---------

Net income/(loss)                                              $  5,212         $  6,335         $ (12,443)       $ (15,439)
                                                               ========         ========         =========        =========

Income/(loss) per share:
     Income/(loss) per share from
      continuing operations                                  $   0.39        $   0.42             $  (0.24)        $   (1.03)
     Income/(loss) per share from
      discontinued operations                                     (0.05)             --              (0.62)            0.01
     Extraordinary gain                                              --            --                 0.04               --
                                                               --------      --------             --------        ---------

Net income/(loss) per share                                    $   0.34      $   0.42             $  (0.82)        $   (1.02)
                                                               ========      ========             ========         =========

Weighted average common stock and common
 stock equivalents outstanding                                   15,173           15,113            15,128           15,073
                                                               ========         ========          ========        =========

                     See Notes to Condensed Consolidated Financial Statements.

                                                                 4

                                                SALANT CORPORATION AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Amounts in thousands)

                                                                 Sept. 27,              December 28,          Sept. 28,
                                                                       1997                    1996                1996
                                                                     (Unaudited)            (*)     (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,862           $    1,498            $    1,789
 Accounts receivable, net                                                 65,207               40,133                56,390
 Inventories (Note 2)                                                    120,225               98,497               114,068
 Prepaid expenses and other current assets                                 2,798                3,869                 3,256
 Net assets of discontinued operations (Note 3)                               --                6,988                 6,860
                                                                      ----------           ----------            ----------

Total current assets                                                     190,092              150,985               182,363

Property, plant and equipment, net                                        28,660               25,173                26,123

Other assets                                                              58,290               59,093                59,894
                                                                      ----------           ----------            ----------

Total assets                                                          $  277,042           $  235,251            $  268,380
                                                                      ==========           ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   73,021           $    7,677            $   40,608
 Accounts payable                                                         27,939               27,562                31,880
 Accrued liabilities (Note 3)                                             13,072               17,986                16,543
 Current portion of long term debt                                            --                3,372                    --
 Reserve for business restructuring (Note 5)                               1,642                2,969                 4,189
                                                                      ----------           ----------            ----------

Total current liabilities                                                115,674               59,566                93,220

Long term debt                                                           104,879              106,231               109,574
Deferred liabilities                                                       8,133                8,863                10,158

Shareholders' equity
 Common stock                                                             15,405               15,328                15,329
 Additional paid-in capital                                              107,249              107,130               107,130
 Deficit                                                                 (69,590)             (57,147)              (63,263)
 Excess of additional pension liability
  over unrecognized prior service cost                                    (3,182)              (3,182)               (2,185)
 Accumulated foreign currency
  translation adjustment                                                      88                   76                    31
 Less - treasury stock, at cost                                           (1,614)              (1,614)               (1,614)
                                                                      ----------           ----------            ----------

Total shareholders' equity                                                48,356               60,591                55,428
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  277,042           $  235,251            $  268,380
                                                                      ==========           ==========            ==========

(*) Derived from the audited financial statements.

                     See Notes to Condensed Consolidated Financial Statements.

                                                             1
                                            SALANT CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                  (Amounts in thousands)

                                                                                             Nine Months Ended
                                                                                    Sept. 27,             Sept. 28,
                                                                                       1997                    1996
                                                                                 ----------              ----------

Cash Flows from Operating Activities:
Loss from continuing operations                                                   $    (3,577)           $  (15,567)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
  Depreciation                                                                          3,344                 3,100
  Amortization of intangibles                                                           3,178                 2,937
  Write-down of fixed assets                                                               --                   227
  Write-off of other assets                                                                --                 6,274
  Loss on disposal of fixed assets                                                         --                    27
  Change in operating assets and liabilities:
   Accounts receivable                                                                (25,074)              (21,513)
   Inventories                                                                        (21,728)                1,297
   Prepaid expenses and other current assets                                            1,071                 1,651
   Other assets                                                                          (206)                 (825)
   Accounts payable                                                                       377                 6,847
   Accrued liabilities and reserve for
    business restructuring                                                             (7,029)               (1,338)
   Deferred liabilities                                                                (1,482)               (1,181)
                                                                                   ----------            ----------

Net cash used in operating activities                                                 (51,126)              (18,064)
                                                                                   ----------            ----------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (6,875)               (5,027)
Store fixture expenditures                                                             (2,169)               (2,338)
Acquisition                                                                                --                  (694)
Proceeds from sale of assets                                                               --                    54
                                                                                   ----------            ----------

Net cash used in investing activities                                                  (9,044)               (8,005)
                                                                                   ----------            ----------

Cash Flows from Financing Activities:
Net short-term borrowings                                                              65,344                26,186
Retirement of long-term debt                                                           (3,372)                   --
Proceeds from exercise of stock options                                                   196                   113
Other, net                                                                                 12                   (99)
                                                                                   ----------            ----------

Net cash provided by financing activities                                              62,180                26,200
                                                                                   ----------            ----------

Net cash provided by continuing operations                                              2,010                   131

Cash (used in)/provided by discontinued operations                                     (1,646)                  263
                                                                                   ----------            ----------

Net increase in cash and cash equivalents                                                 364                   394

Cash and cash equivalents - beginning of year                                           1,498                 1,395
                                                                                   ----------            ----------

Cash and cash equivalents - end of quarter                                         $    1,862            $    1,789
                                                                                   ==========            ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                                       $   14,152            $   15,030
                                                                                   ==========            ==========
    Income taxes                                                                   $      174            $      129
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

The results of operations for the three and nine months ended September 27, 1997 and September 28, 1996 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include only adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended December 28, 1996.

Income/(loss) per share is based on the weighted average number of common shares (including, as of September 27, 1997 and September 28, 1996, 320,609 and 331,996 shares, respectively, anticipated to be issued pursuant to the Company's plan of reorganization) and common stock equivalents outstanding, if applicable. Loss per share does not include common stock equivalents, inasmuch as their effect would have been anti-dilutive.

Note 2.  Inventories

                                                     Sept. 27,               December  28,                Sept. 28,
                                                          1997                        1996                     1996

Finished goods                                         $78,049                   $57,827                    $75,737
Work-in-Process                                         17,146                    14,800                     15,163
Raw materials and supplies                              25,030                    25,870                     23,168
                                                      --------                  --------                 ----------
                                                      $120,225                   $98,497                   $114,068
                                                      ========                   =======                   ========

Note 3.  Discontinued Operations

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division for the three and nine months ended September 27, 1997 was $8,136, which included a second quarter charge of $4,459 for the write-off of goodwill. Net sales of the division were $623 and $2,822 for the three and nine months ended September 27, 1997, respectively. Net sales of the division were $5,439 and $16,208 for the three and nine months ended September 28, 1996, respectively.

Additionally, in 1997, the Company recorded a charge of $1,330, including $750 in the third quarter, to accrue for expected losses during the phase-out period. No income tax benefits have been allocated to the division's 1997 losses.

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

In 1996, the Company recorded a provision for restructuring of $11,730, including $152 in the third quarter, consisting of (i) $5,718 in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2,858 related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1,837 primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $714 primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $603 related primarily to other severance costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Third Quarter of 1997 Compared with Third Quarter of 1996

Net Sales

The following table sets forth the net sales of each of the Company's three principal business segments for the three months ended September 27, 1997 and September 28, 1996 and the percentage contribution of each of those segments to total net sales:
                                                                                                 Percentage
                                             Three Months Ended                                  Increase/
                                               Sept. 27, 1997              Sept. 28, 1996        (Decrease)
                                                       (dollars in millions)

Men's Apparel                                   $82.6        74%          $89.5         76%           (7.7%)
Children's Sleepwear and Underwear               22.0        20%           19.9         17%           10.8%
Retail Outlet Stores                              6.3         6%            7.8          7%          (19.1%)
                                              -------       ----          -----        ----

        Total                                  $110.9        100%        $117.2        100%           (5.4%)
                                               ======       =====        ======        ====

Sales of Men's apparel decreased by $6.9 million, or 7.7%, in the third quarter of 1997, as compared to the third quarter of 1996. This decrease resulted from
(a) a $3.9 million reduction in sales of men's sportswear, which included a $7.8 million planned reduction based upon the Company's decision to eliminate its JJ. Farmer and Manhattan sportswear lines, as offset by a $3.9 million increase in sales of Perry Ellis sportswear product, (b) a $4.1 million decrease in sales of men's accessories, primarily due to the slow-down of the novelty neckwear business and (c) a $2.3 million reduction in sales of men's jeans (other than jeans manufactured for Sears Roebuck & Co. under the Canyon River Blues label). These sales decreases were partially offset by a $3.3 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers.

Sales of children's sleepwear and underwear increased by $2.1 million, or 10.8%, in the third quarter of 1997, as compared to the third quarter of 1996. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines.

Sales of the retail outlet stores decreased by $1.5 million, or 19.1%, in the third quarter of 1997, as compared to the third quarter of 1996. This decrease was primarily due to a decrease in the number of retail outlet stores, from 69 in September 1996 to 62 in September 1997.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the three months ended September 27, 1997 and September 28, 1996:

                                                       Three Months Ended
d
                                                 Sept. 27, 1997            Sept. 28, 1996
                                                       (dollars in millions)

Men's Apparel                                   $19.0      23.0%          $20.4       22.8%
Children's Sleepwear and Underwear                5.6      25.3%            5.9       29.4%
Retail Outlet Stores                              2.6      42.3%            2.8       36.4%
                                                  ---                       ---

        Total                                  $27.2        24.6%         $29.1        24.8%
                                               =====                      =====

The decline in gross profit in the men's apparel segment and for the Company as a whole was primarily attributable to the reduction in net sales discussed above. The gross profit margin increase is primarily related to the elimination of unprofitable programs in 1997, as previously discussed.

The gross profit margin decline in the children's segment resulted from the introduction of sportswear product lines in 1997, which carry a slightly lower margin than existing product lines.

The gross profit margin of the retail outlet stores increased primarily as a result of a decrease in the transfer prices (from a negotiated rate to standard cost) charged to the retail outlet stores for products made by other divisions of the Company.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 1997 were $17.7 million (16.0% of net sales) as compared with $19.7 million (16.8% of net sales) for the third quarter of 1996. The SG&A expense decrease is primarily related to the elimination of the Company's JJ. Farmer and Manhattan sportswear lines, as previously discussed.

Income from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

The following table sets forth the income from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for the three months ended September 27, 1997 and September 28, 1996:


                                                          Three Months Ended
                                                 Sept. 27, 1997            Sept. 28, 1996
                                                       (dollars in millions)

Men's Apparel                                    $7.9        9.6%          $6.9        7.7%
Children's Sleepwear and Underwear                3.7       16.6%           4.3       21.8%
Retail Outlet Stores                             (0.6)      (8.9%)         (0.6)      (7.8%)
                                               ------                  --------
                                                 11.0        9.9%          10.6        9.1%
Corporate expenses                               (1.5)                     (1.6)
Licensing division income                         1.0                       1.4
                                                  ---                       ---
Income from continuing operations before
  interest, income taxes and extraordinary
  gain                                          $10.5        9.5%         $10.4        8.8%
                                                =====                     =====


Interest Expense, Net

Net interest expense was $4.5 million for the third quarter of 1997 compared with $4.0 million for the third quarter of 1996. The increase in interest expense resulted from higher average borrowings in the third quarter of 1997 as compared to the third quarter of 1996.

Discontinued Operations

In the third quarter of 1997, the Company recorded an additional charge of $0.8 million, or $(0.05) per share, to accrue for expected losses during the phase-out period of the Made in the Shade division. Net sales of the division for the three months ended September 27, 1997 and September 28, 1996 were $0.6 million and $5.4 million, respectively.

Net Income

In the third quarter of 1997, the Company reported net income of $5.2 million, or $0.34 per share, as compared with net income of $6.3 million, or $0.42 per share, in the third quarter of 1996.

Earnings Before Interest, Taxes, Depreciation, Amortization and
Restructuring Charges

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $12.6 million (11.4% of net sales) in the third quarter of 1997, compared to $12.2 million (10.5% of net sales) in the third quarter of 1996, an increase of $0.4 million, or 3%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1997 Compared to Year to Date 1996

Net Sales

The following table sets forth the net sales of each of the Company's three principal business segments for the nine months ended September 27, 1997 and September 28, 1996 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                               Nine months Ended                                 Increase/
                                                 Sept. 27, 1997          Sept. 28, 1996          (Decrease)
                                                 --------------          --------------          ----------
                                                       (dollars in millions)

Men's Apparel                                  $232.4         83%        $254.9         84%           (8.8%)
Children's Sleepwear and Underwear               31.9         11%          28.5         10%           11.9%
Retail Outlet Stores                             16.2          6%          19.2          6%          (16.0%)
                                              -------          --          ----          --

        Total                                $280.5         100%         $302.6        100%           (7.3%)
                                             ======         ====         ======        ====

Sales of Men's apparel decreased by $22.5 million, or 8.8%, in the first nine months of 1997, as compared to the first nine months of 1996. This decrease resulted from (a) an $12.8 million reduction in sales of men's slacks, of which $8.9 million was a planned reduction based upon the Company's decision to eliminate unprofitable programs and the balance was primarily due to operational difficulties experienced in the first quarter of 1997 related to the move of manufacturing and distribution out of the Company's facilities in Thomson, Georgia, (b) a $9.7 million reduction in sales of men's sportswear, which included a $15.2 million planned reduction based upon the Company's decision to eliminate its JJ. Farmer and Manhattan sportswear lines, as offset by a $5.5 million increase in sales of Perry Ellis sportswear product, (c) a planned $6.8 million reduction in sales of certain dress shirt lines, which was based upon the Company's decision to eliminate unprofitable businesses and (d) a $6.0 million decrease in sales of men's accessories, primarily due to the slow-down of the novelty neckwear business in the first nine months of 1997. These sales decreases were partially offset by a $10.0 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers.

Sales of children's sleepwear and underwear increased by $3.4 million, or 11.9%, in the first nine months of 1997, as compared to the first nine months of 1996. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines.

Sales of the retail outlet stores decreased by $3.0 million, or 16.0%, in the first nine months of 1997, as compared to the first nine months of 1996. This decrease was primarily due to a decrease in the number of retail outlet stores, from 69 in September 1996 to 62 in September 1997.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the nine months ended  September 27, 1997 and  September  28, 1996:
                                                          Nine months Ended
                                                 Sept. 27, 1997            Sept. 28, 1996
                                                       (dollars in millions)

Men's Apparel                                   $50.0      21.5%          $53.7       21.1%
Children's Sleepwear and Underwear                7.0      21.8%            7.4       25.8%
Retail Outlet Stores                              6.6      41.0%            6.8       35.2%
                                               ------                    ------

        Total                                  $63.6        22.7%         $67.9        22.4%
                                               =====                      =====

The decline in gross profit in the men's apparel segment and for the Company as a whole was primarily attributable to the reduction in net sales discussed above. The gross profit margin increase is primarily related to the elimination of unprofitable programs in 1997, as previously discussed.

The gross profit margin decline in the children's segment resulted from the introduction of sportswear product lines in 1997, which carry a slightly lower margin than existing product lines.

The gross profit margin of the retail outlet stores increased primarily as a result of a decrease in the transfer prices charged to the retail outlet stores for products made by other divisions of the Company.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first nine months of 1997 were $59.1 million (21.1% of net sales) as compared with $62.6 million (20.7% of net sales) for the first nine months of 1996. S,G&A expenses in the first nine months of 1996 included $1.1 million of charges related to the restructuring of the men's apparel businesses.

Reversal of/(Provision for) Restructuring Costs

In the first nine months of 1997, the Company reversed previously recorded restructuring provisions of $1.2 million. These provisions were for net liabilities which were settled for less than their carrying amounts.

The cash portion of the remaining reserve for restructuring is expected to be expended in the following manner: $0.5 million in the last quarter of 1997, $0.5 million in 1998 and $0.3 million in 1999.

In the first nine months of 1996, the Company recorded a provision for restructuring of $11.7 million, consisting of (i) $5.7 million in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2.9 million related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1.8 million primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.7 million primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $0.6 million related primarily to other severance costs.

Income/(Loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

The following table sets forth the loss from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for the nine months ended September 27, 1997 and September 28, 1996:

                                                     Nine months Ended
                                               Sept. 27, 1997              Sept. 28, 1996
                                                       (dollars in millions)

Men's Apparel (a)                               $13.3        5.7%        $ (1.2)      (0.5%)
Children's Sleepwear and Underwear                1.4        4.4%           3.3       11.5%
Retail Outlet Stores                             (3.2)     (19.7%)         (3.2)     (16.5%)
                                                -----                  --------
                                                 11.5        4.1%          (1.1)      (0.4%)
Corporate expenses                               (6.0)                     (6.2)
Licensing division income                         3.0                       3.3
                                               ------                  --------
Income/(loss) from continuing operations
 before  interest, income taxes and
 extraordinary  gain                             $8.5        3.0%         $(4.0)      (1.3%)
                                                 ====                     =====-

(a) Includes the reversal of restructuring charges of $1.2 million in 1997 and a restructuring provision of $11.7 million in 1996.

The $12.5 million increase in income from continuing operations before interest, income taxes and extraordinary gain in the first nine months of 1997 was primarily a result of the absence of the $11.7 million restructuring charge in the prior year.

Interest Expense, Net

Net  interest  expense  was $11.9  million for the first nine months of 1997 compared  with $11.5  million for the
first nine months of 1996.

Discontinued Operations

In the first nine months of 1997, the Company recognized a charge of $9.5 million, or $(0.62) per share, related to the discontinuance of the Made in the Shade division. This charge included a write-off of goodwill of $4.5 million and an accrual of $1.3 million for estimated losses during the phase-out period. Net sales of the division for the nine months ended September 27, 1997 and September 28, 1996 were $2.8 million and $16.2 million, respectively.

Extraordinary Gain

In the second quarter or 1997, the Company recorded an extraordinary gain of $0.6 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the prior chapter 11 proceeding.

Net Loss

In the first nine months of 1997, the Company reported a net loss of $12.4 million, or $(0.82) per share, as compared with a net loss of $15.4 million, or $(1.02) per share, in the first nine months of 1996.

Earnings Before Interest, Taxes,  Depreciation,  Amortization,
 Restructuring Charges,  Discontinued Operations and
Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain were $13.8 million (4.9% of net sales) in the first nine months of 1997, compared to $13.7 million (4.5% of net sales) in the first nine months of 1996. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

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

Pursuant to the Credit Agreement, the interest rate charged on direct borrowings is 0.75% in excess of the base rate of The Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.5% at September 27, 1997) or 3.00% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.7% at September 27,
1997). Pursuant to the Credit Agreement, the Company sells to CIT, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to CIT. The amounts due from CIT have been offset against the Company's direct borrowings from CIT in the accompanying balance sheets. The amounts which have been offset were $14.4 million at September 27, 1997 and $23.8 million at September 28, 1996. This decrease resulted from lower sales in the third quarter of 1997 of product lines for which the receivables are sold to CIT.

On September 27, 1997, direct borrowings (including borrowings under the Eurodollar option) and letters of credit outstanding under the Credit Agreement were $73.0 million and $24.0 million, respectively, and the Company had unused availability of $12.6 million. On September 28, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $40.6 million and $28.8 million, respectively, and the Company had unused availability of $25.5 million. The increase in direct borrowings is primarily related to the increase in inventory of $21.7 million, capital and store fixture expenditures of $9.0 million and the repayment of long term debt of $3.4 million. The decrease in unused availability is related to the higher direct borrowings, as partially offset by an increase in the percentage of inventory available under the asset-based borrowing formula and the lower outstanding letters of credit.

During the first nine months of 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $112.9 million at which time the Company had unused availability of $10.5 million. During the first nine months of 1996, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $101.9 million at which time the Company had unused availability of $18.4 million.

The instruments governing the Company's outstanding debt contain certain financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required during the year to maintain a minimum level of stockholders' equity and to satisfy a maximum cumulative net loss test. The following table indicates the Company's compliance with these two financial covenants contained in the Credit
Agreement:

                                                        Sept. 27, 1997
Credit Agreement Covenants  Covenant Level                 Actual Level

Stockholders' Equity       no less than $42.5 million    $48.4 million
Maximum Loss (a)           no more than $(15.0) million  $(14.7) million

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

The Company's cash used in operating activities for the first nine months of 1997 was $51.1 million, which reflects a $25.1 million increase in inventories and a $21.7 million increase in receivables, a significant portion of which was planned to occur in the first nine months of 1997.

Cash used for investing activities in the first nine months of 1997 was $9.0 million, which represented capital expenditures of $6.9 million and the installation of store fixtures in department stores of $2.2 million. During the fourth quarter of 1997, the Company plans to make additional capital expenditures of approximately $0.6 million and to spend an additional $0.5 million for the installation of store fixtures in department stores.

Cash provided by financing activities in the first nine months of 1997 was $62.2 million, which represented short-term borrowings under the Credit Agreement of $65.3 million, partially offset by cash used to retire $3.4 million of Senior Secured Notes.

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

The Company's Senior Secured Notes, of which $104.9 million principal amount was outstanding at September 27, 1997, mature December 31, 1998. The Company does not expect to generate sufficient cash flow from operations to repay those notes at maturity and will seek to refinance the notes prior to maturity. There can be no assurance that the Company will obtain such refinancing or that the terms of such refinancing, if obtained, will not be less favorable to the Company than those of the Senior Secured Notes.

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

Retail Environment. Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods and some have been forced to file for bankruptcy protection. To the extent that these financial difficulties continue, there can be no assurance that the Company's financial condition and results of operations would not be materially adversely affected.

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

Substantial Level of Indebtedness. The Company had indebtedness of $177.9 million as of September 27, 1997. This level of indebtedness could materially adversely affect the Company's operations because a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and would, therefore, not be available for other purposes. Further, this level of indebtedness might inhibit the Company's ability to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the third quarter of 1997, the Company did not file any reports on Form 8-K.

Exhibits

Number                   Description

27                       Financial Data Schedule.

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:    November 11, 1997                           /s/ Philip A. Franzel
        -------------------                          ---------------------

                                                   Philip A. Franzel
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Accounting Officer)