Form 10-K
period 1998-01-03
SALANT CORP
filed 1998-04-01
CIK 86346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 1998

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

         As of March 16, 1998, there were outstanding 14,964,608 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on the New York Stock Exchange on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $4,805,176. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                                           TABLE OF CONTENTS



PART I
     Item 1.      Business
     Item 2.      Properties
     Item 3.      Legal Proceedings
     Item 4.      Submission of Matters to a Vote of Security Holders

PART II

     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters
     Item 6.      Selected Consolidated Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 8.      Consolidated Financial Statements and Supplementary Data
     Item 9.      Disagreements on Accounting and Financial Disclosure

PART III

     Item 10.     Directors and Executive Officers of the Registrant
     Item 11.     Executive Compensation
     Item 12.     Security Ownership of Certain Beneficial Owners and Management
     Item 13.     Certain Relationships and Related Transactions

PART IV

     Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

SIGNATURES

                                                                 PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant" or the "Company"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. Salant designs, manufactures, imports and markets to retailers throughout the United States brand name and private label apparel products primarily in three product categories: (i) menswear; (ii) children's sleepwear and underwear; and (iii) retail outlet stores, as described below. Salant sells its products to department and specialty stores, national chains, major discounters and mass volume retailers throughout the United States. (As used herein, the "Company" includes Salant and its subsidiaries, but excludes Salant's Made in the Shade and Vera Scarf divisions.)

Men's Apparel. The men's apparel business is comprised of the Perry Ellis division and Salant Menswear Group. The Perry Ellis division markets dress shirts, slacks and sportswear under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks. Salant Menswear Group is comprised of the Accessories division, the Bottoms division and all dress shirt businesses other than those selling products bearing the PERRY ELLIS trademarks. The Accessories division markets neckwear, belts and suspenders under a number of different trademarks, including PORTFOLIO BY PERRY ELLIS, JOHN HENRY, SAVE THE CHILDREN and PEANUTS. The Bottoms division primarily manufactures men's and boys' jeans, principally under the Sears, Roebuck & Co. ("Sears") CANYON RIVER BLUES trademark, and men's casual slacks under Sears' CANYON RIVER BLUES KHAKIS trademark. The Salant Menswear Group also markets dress shirts, primarily under the JOHN HENRY and MANHATTAN trademarks.

Children's Sleepwear and Underwear. The children's sleepwear and underwear business is conducted by the Salant Children's Apparel Group (the "Children's Group"). The Children's Group markets blanket sleepers primarily using a number of well-known licensed cartoon characters created by, among others, DISNEY and WARNER BROS. The Children's Group also markets pajamas under the OSHKOSH B'GOSH trademark, and sleepwear and underwear under the JOE BOXER trademark. At the end of the first quarter of 1998, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. Instead, consistent with the approach that the Joe Boxer Corporation (Salant's licensor of the Joe Boxer trademark) has taken, the Company will focus on its core business of underwear and sleepwear.

Retail Outlet Stores. The retail outlet stores business of the Company consists of a chain of factory outlet stores (the "Stores division"), through which it sells products manufactured by the Company and other apparel manufacturers. In December 1997, the Company announced the restructuring of the Stores division, pursuant to which the Company closed all stores other than its Perry Ellis outlet stores. This resulted in the closing of 42 outlet stores. At the end of 1997, Salant operated 17 Perry Ellis outlet stores. Commencing with the 1998 fiscal year, as a result of the restructuring of this division, the retail outlet stores will be reported as part of the men's apparel segment of Salant.

Principal Product Lines. The following table sets forth, for fiscal years 1995 through 1997, the percentage of the Company's total net sales contributed by each category of product:

                                                                                            Fiscal Year
                                                                           1995            1996             1997

Men's Apparel                                                               86%             83%              82%
Children's Sleepwear and Underwear                                           8%             11%              12%
Retail Outlet Stores                                                         6%              6%               6%

For more detailed  information  regarding the Company's product categories,  see
Note 11 to the Consolidated Financial Statements.

In 1997, approximately 17% of the Company's net sales were made to Sears, approximately 11% of the Company's net sales were made to Federated Department Stores, Inc. ("Federated") and approximately 10% of the Company's net sales were made to TJX Corporation ("TJX"). In 1996, approximately 13% of the Company's net sales were made to Sears. In 1996 and 1995, net sales to Federated represented approximately 11% and 12% of the Company's net sales, respectively. In 1995, approximately 11% of the Company's net sales were made to TJX. In 1995, approximately 13% of the Children's Group's net sales were made to Dayton Hudson Corporation.

No other customer accounted for more than 10% of the net sales of the Company or any of its business segments during 1995, 1996 or 1997.

The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise.

A significant factor in the marketing of the Company's products is the consumer perception of the trademark or brand name under which those products are marketed. Approximately 76% of the Company's net sales for 1997 was attributable to products sold under Company owned or licensed designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels, including Sears' CANYON RIVER BLUES. The following table lists the principal owned or licensed trademarks under which the Company's products were sold in 1997 and the product lines associated with those trademarks. Trademarks used under license are indicated with an asterisk; all other listed trademarks are owned by the Company.

Trademark                                                           Product Lines

DISNEY Characters *                                                 Children's sleepwear and underwear
DR. DENTON                                                          Children's sleepwear and underwear
GANT *                                                              Men's dress shirts, neckwear, belts and suspenders
JOE BOXER *                                                         Children's sleepwear, underwear and sportswear; men's neckwear
JOHN HENRY                                                          Men's dress shirts, neckwear, belts, suspenders and jeans
LOONEY TUNES characters *                                           Children's sleepwear
MANHATTAN                                                           Men's dress shirts
OSHKOSH B'GOSH *                                                    Children's sleepwear
PEANUTS *                                                           Men's dress shirts and neckwear
PERRY ELLIS *                                                       Men's sportswear, dress shirts, neckwear, belts and suspenders
PERRY ELLIS AMERICA *                                               Men's casual sportswear and jeans
PORTFOLIO BY PERRY ELLIS *                                          Men's dress slacks, dress shirts, neckwear, belts and suspenders
SAVE THE CHILDREN *                                                 Men's neckwear and suspenders
THOMSON                                                             Men's casual and dress slacks
UNICEF *                                                            Men's neckwear

During 1997, 44% of the Company's net sales was attributable to products sold under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks; these products are sold through leading department and specialty stores. Products sold to Sears under its exclusive brand CANYON RIVER BLUES accounted for 14% of the Company's net sales during 1997. No other line of products accounted for more than 10% of the Company's net sales during 1997.

Trademarks Owned by the Company and Related Licensing Income. The Company owns the DR. DENTON, JOHN HENRY, LADY MANHATTAN, MANHATTAN and THOMSON trademarks, among others. All of the significant brand names owned by the Company have been registered or are pending registration with the United States Patent and Trademark Office.

The Company has sought to capitalize on the consumer recognition of and interest in its trademarks by licensing various of those trademarks to others. As of the end of 1997, licenses were outstanding to approximately 18 licensees to make or sell apparel products and accessories in the United States and to 34 licensees in 30 other countries under the MANHATTAN, LADY MANHATTAN, JOHN HENRY, and VERA trademarks, which produced royalty income of approximately $5.6 million in 1997. Products under license include men's belts, dress shirts, leather accessories, neckwear, optical frames, outerwear, pajamas, robes, scarves, shorts, slacks, socks, sportcoats, sunglasses, suspenders and underwear, and women's blouses and tops, gloves, intimate apparel, lingerie, optical frames, scarves and shirts.

Trademarks Licensed to the Company. The name Perry Ellis and related trademarks are licensed to the Company under a series of license agreements with Perry Ellis International, Inc. ("PEI"). The license agreements contain renewal options, which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. The Company also has rights of first refusal worldwide for certain new licenses granted by PEI for men's apparel and accessories.

The Company is also a licensee of various trademarks, including certain DISNEY characters (including DISNEY BABIES, MICKEY FOR KIDS, WINNIE THE POOH and THE LION KING-SIMBA'S PRIDE), GANT, JOE BOXER, OSHKOSH B'GOSH, PEANUTS, SAVE THE CHILDREN, UNICEF and certain WARNER BROS. characters (including certain LOONEY TUNES characters, such as BUGS BUNNY, DAFFY DUCK and PORKY PIG), for various categories of products under license agreements expiring between 1998 and 2002.

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

During 1997, approximately 12% of the products produced by the Company (measured in units) were manufactured in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 75% of its domestic-made products and 37% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers. In 1997, approximately 47% of the Company's foreign production was manufactured in Mexico, approximately 18% was manufactured in Guatemala and approximately 12% was manufactured in the Dominican Republic.

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

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. No single supplier accounted for more than 10% of Salant's raw material purchases during 1997. In 1997, the Company entered into forward foreign exchange contracts, relating to 80% of its projected 1998 Mexican peso needs, to fix its cost of acquiring pesos and diminish the risk of foreign currency fluctuation.

Employees. As of the end of 1997, the Company employed approximately 3,800 persons, of whom 3,200 were engaged in manufacturing and distribution operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's retail outlet stores. Substantially all of the manufacturing employees are covered by collective bargaining agreements with various unions, which expire between 1998 and 2000. The Company believes that its relations with its employees are satisfactory.

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

Made in the Shade - Discontinued Operation. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear under the Company owned trademarks MADE IN THE SHADE and PRIME TIME. The financial statements of the Company included in this report treat the Made in the Shade division as a discontinued operation.

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

Recent Events. On March 3, 1998, the Company announced that it had reached an agreement in principle (the "Restructuring Agreement") with its major note and equity holders to restructure its existing indebtedness (the "Debt Restructuring") under its 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes"). Under the Restructuring Agreement, the Company will convert the entire $104.9 million outstanding aggregate principal amount of, and all accrued and unpaid interest on, its Senior Secured Notes into Salant Common Stock. The Restructuring Agreement was entered into by the Company and Magten Asset Management Corp., the beneficial owner of, or the representative of the beneficial owners of, approximately 67% of the aggregate principal amount of the Senior Secured Notes. Apollo Apparel Partners, L.P., the beneficial owner of approximately 39.6% of Salant Common Stock, is also a party to the Restructuring Agreement and has agreed to vote all of its shares of common stock in favor of the Debt Restructuring. The Restructuring Agreement provides, among other things, that (i) the entire principal amount of the Senior Secured Notes, plus all accrued and unpaid interest thereon, will be converted into 92.5% of the Company's issued and outstanding common stock, and (ii) the Company's existing stockholders will retain 7.5% of Salant Common Stock and will receive seven-year warrants to purchase up to 10% of Salant Common Stock on a fully diluted basis. Stockholder and noteholder approval will be required in order to consummate the Debt Restructuring. The Restructuring Agreement also provides for a reverse stock split, which will require the approval of the Company's stockholders. Because of the treatment of accrued interest on the Senior Secured Notes under the Restructuring Agreement, the Company did not pay the $5.5 million of interest on the Senior Secured Notes that became payable on March 2, 1998, subject to a 30 day grace period. Consummation of the Debt Restructuring is subject to the satisfaction of a number of conditions precedent, including stockholder and noteholder approval and the negotiation and execution of definitive documentation. However, there can be no assurances that the Debt Restructuring will be consummated. Implementation of the Debt Restructuring will result in the elimination of $11.0 million of annual interest expense to the Company.

As part of the Debt Restructuring, the Company and The CIT Group/Commercial Services, Inc. ("CIT") executed the Twelfth Amendment and Forbearance Agreement (the "Amendment") to the Revolving Credit, Factoring and Security Agreement dated September 20, 1993, as amended (the "Credit Agreement"). The Amendment (i) waives as of January 3, 1998, the Company's failure to meet the financial covenants related to stockholders' equity and maximum loss, as set forth in the Credit Agreement, (ii) provides that CIT forbear from exercising any of its rights and remedies arising from the Company's decision not to pay interest on the Senior Secured Notes, payable on March 2, 1998, as further discussed in Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (iii) provides that, subject to the terms and conditions of the Credit Agreement, as modified by the Amendment, CIT will continue making loans, advances and other financial accommodations to the Company, (iv) increases the borrowings allowed against eligible inventory to 60%, (v) provides the Company with a discretionary $3 million seasonal overadvance, (vi) reduces the Maximum Credit from $135 million to $120 million and (vii) modifies the financial covenants the Company is required to maintain. Under the Amendment, to the extent that the Company fails to maintain certain levels of borrowing availability under its asset-based borrowing formula, the Company is required to maintain a certain minimum interest coverage ratio and is subject to a covenant limiting the maximum loss the Company may incur over any twelve consecutive calendar months.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of three domestic manufacturing facilities located in Alabama, New York and Tennessee, four manufacturing facilities located in Mexico, and five distribution centers; one in New York, two in South Carolina and two in Texas. At the end of 1997, the Company was in the process of closing one distribution facility in South Carolina. The Company owns approximately 1,067,000 square feet of space devoted to manufacturing and distribution and leases approximately 497,000 square feet of such space. The Company owns approximately 69,000 square feet of office space and leases approximately 210,000 square feet of combined office, design and showroom space. The Children's Group has exclusive use of the Tennessee manufacturing facility, shares one of the Mexican manufacturing facilities with the Salant Menswear Group Bottoms division and has its distribution center in a building in Texas. As of the end of 1997, the Company's Stores division operated 17 factory outlet stores, comprising approximately 45,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions.

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

The Reorganization Plan was consummated on September 20, 1993. From that date through January 3, 1998 (approximately 51 months), the Company made cash payments of $9.7 million, issued $111.9 million of Senior Secured Notes, and issued 11.1 million shares of common stock in settlement of certain undisputed and disputed claims in the chapter 11 proceedings. Salant anticipates that an additional $1.8 million in cash and an additional 206 thousand shares of common stock will ultimately be distributed in connection with the resolution of all remaining claims. Provisions for such distributions were made in the consolidated financial statements at the time of emergence from the bankruptcy during the year ended January 1, 1994. The process of resolving claims is continuing and, pursuant to the Reorganization Plan, remains under the jurisdiction of the Bankruptcy Court.

(b) Other. The Company is a defendant in several other legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                                                  PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Salant's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the trading symbol SLT.

The high and low sale prices per share of Common Stock (based upon the NYSE composite tape as reported in published financial sources) for each quarter of 1996 and 1997 are set forth below. The Company did not declare or pay any dividends during such years. The indenture governing the Senior Secured Notes and the Credit Agreement requires the satisfaction of certain net worth tests prior to the payment of any cash dividends by Salant. As of January 3, 1998, Salant was prohibited from paying cash dividends under the most restrictive of these provisions.

                    High and Low Sale Prices Per Share of the Common Stock

                  Quarter                                    High                                   Low

                  1997
                  Fourth                                   $3 3/8                                $1 9/16
                  Third                                   3                                       1 15/16
                  Second                                    4 1/4                                 2 7/8
                  First                                     5 3/8                                3

                  1996
                  Fourth                                   $3 7/8                                $3 1/8
                  Third                                    4                                      2 3/4
                  Second                                    4 7/8                                 3 1/2
                  First                                     5 3/4                                 3 1/8

On March 24, 1998, there were 1,045 holders of record of shares of Common Stock, and the closing market price was $0.625.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

The following selected consolidated financial data presented for fiscal years 1995 through 1997 have been derived from the Consolidated Financial Statements of the Company, which has been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated financial data for fiscal years 1993 and 1994 have been derived from audited consolidated financial data, which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements, including the related notes thereto, included elsewhere herein.


                                                       Jan. 03,      Dec. 28,     Dec. 30,     Dec. 31,      Jan. 1,
                                                          1998          1996         1995         1994         1994
                                                     (53 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                        $ 396,832      $ 417,711    $ 485,825    $ 398,990    $ 379,012
    Restructuring costs (a)                             (2,066)      (11,730)    (3,550)              -      (5,500)
    Income/(loss) from continuing operations           (10,722)       (8,958)        (362)        3,398        7,865
    Discontinued Operations:
      Loss from operations, net of income taxes       (8,136)         (365)          (136)      (9,530)        (638)
      Estimated loss on disposal, net of income taxes   (1,330)             -            -      (1,796)            -
      Reversal of estimated loss on disposal,
       net of income taxes                                  -               -            -            -       11,772
    Extraordinary gain (b)                                2,100             -        1,000           63       24,707
    Net income/(loss)(a)                               (18,088)       (9,323)          502      (7,865)       43,706

    Basic earnings/(loss) per share:
    Earnings/(loss) per share from continuing
     operations before extraordinary gain           $   (0.71)     $  (0.60)  $    (0.02)      $  0.23       $ 1.18
    Earnings/(loss) per share from discontinued
     operations                                          (0.62)        (0.02)       (0.01)       (0.76)         1.68
    Earnings per share from extraordinary gain             0.14             -         0.06            -         3.72
    Basic earnings/(loss) per share (a)                  (1.19)        (0.62)         0.03       (0.53)         6.58

    Diluted earnings/(loss) per share:
    Earnings/(loss) per share from continuing
     operations before extraordinary gain                (0.71)     $  (0.60)  $    (0.02)      $  0.23       $ 1.10
    Earnings/(loss) per share from discontinued
     operations                                          (0.62)        (0.02)       (0.01)       (0.76)         1.57
    Earnings per share from extraordinary gain             0.14             -         0.06            -         3.48
    Diluted earnings/(loss) per share (a)                (1.19)        (0.62)         0.03       (0.53)         6.15

    Cash dividends per share                                  -             -            -            -            -

At Year End:
  Current assets                                     $ 148,899      $ 150,986    $ 163,799     $172,234    $ 161,375
  Total assets                                          233,377       235,251      253,970      266,157      251,946
  Current liabilities (c)                               185,692        59,566       61,704       71,104       44,427
  Long-term debt  (c)                                        --       106,231      110,040      109,908      111,851
  Deferred liabilities                                    5,382         8,863       11,373       13,479       16,766
  Working capital/(deficiency)                         (36,793)        91,420      102,095      101,130      116,948
  Current ratio                                           0.8:1         2.5:1        2.7:1        2.4:1        3.6:1
  Shareholders' equity                                 $ 42,303      $ 60,591     $ 70,853     $ 71,666     $ 78,902
  Book value per share                                   $ 2.79        $ 4.01       $ 4.71       $ 4.78       $ 5.34
  Number of shares outstanding                           15,170        15,094       15,041       15,008       14,781

(a)  Includes,  for the year ended January 3, 1998, a provision of $2,066
 (14 cents per share; tax benefit not available) for  restructuring  costs
 principally     related to (i) $3,530  related to the decision in the fourth quarter to close all retail  outlet stores other than Perry Ellis outlet
 stores and (ii) the     reversal of previously  recorded  restructuring
 provisions of $1,464, primarily resulting from the settlement of liabilities for less than the carrying amount, resulting in the reversal of the excess portion of the provision; for the year ended December 28, 1996, a provision of $11,730 (78 cents per share; tax benefit not available) for restructuring costs principally related to (i) the write-off of goodwill and the write-down
 of other assets for a     product line which has been put up for sale,
(ii) the write-off of certain assets and accrual for future royalties for a licensed product line and (iii) employee costs related to closing certain facilities; for the year ended December 30, 1995, a provision of $3,550
(24 cents per share;  tax benefit not     available)  for  restructuring  costs
 principally  related to (i) fixed asset  write-downs  at locations to be closed
 and (ii)  inventory  markdowns  for     discontinued  product lines;  and for
 the year ended January 1, 1994, a provision of $5,500 (Basis loss per share of 83 cents; tax benefit not available) for restructuring costs principally related to the costs incurred in connection with the closure of certain unprofitable operations, including (i)inventory markdowns associated with those product lines and (ii) fixed asset write-downs at closed locations.

(b) Includes, for the year ended January 3, 1998, a gain of $2,100 (14 cents per share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Chapter 11 proceeding; for the year ended December 30, 1995, a gain of $1,000 (6 cents per share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Chapter 11 proceeding; for the year ended December 31, 1994, a gain of $63 (no per share effect) related to the purchase and retirement of a portion of the Senior Secured Notes at a price below the principal amount thereof; and for the year ended January 1, 1994, a gain of $24,707 (basic earnings per share of $3.72) related to the settlement and anticipated settlement of claims arising from the Chapter 11 proceeding.

(c) At January 3, 1998, long term debt of $104,879 has been classified as a current liability. See Note 1. Financial Restructuring to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

Overview

In 1997, the Company continued to implement and enhance its plan (i) to concentrate the Company's resources on a limited number of key menswear brand names (including continuing to emphasize and cohesively market the Company's leading Perry Ellis brand), (ii) to further expand the Company's private label business and (iii) to correct operational issues that have hampered the Company in the past.

In accordance with these objectives, in 1997, the Company (i) discontinued its Made in the Shade women's junior sportswear business, (ii) closed all non-Perry Ellis retail outlet stores and (iii) made significant changes to management. In 1997, the Company hired a new Chairman and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Human Resources, President of its Salant Menswear division, and Vice Presidents for Distribution, Manufacturing and Information Services.

In March 1998, the Company announced that it had reached an agreement in principle with its major note and equity holders to restructure its existing indebtedness under Salant's 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes"). Under this restructuring, Salant will convert the entire $104.9 million outstanding aggregate principal amount of, and all accrued and unpaid interest on, its Senior Secured Notes into common stock of Salant ("Salant Common Stock"). See "Liquidity and Capital Resources" section of this
Item 7 for a further description of the restructuring.

Results of Operations

Fiscal 1997 Compared with Fiscal 1996

   Net Sales

The following table sets forth the net sales of each of the Company's three principal business segments for the fiscal years ended January 3, 1998 ("Fiscal 1997") and December 28, 1996 ("Fiscal 1996") and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                                                                   Increase/
                                                 Fiscal 1997                  Fiscal 1996        (Decrease)
                                                       (dollars in millions)

Men's                                          $325.8        82%         $344.7         83%          (5.5%)
Children's                                       49.2        12%           45.8         11%            7.5%
Retail Outlet Stores                             21.8         6%           27.2          6%          (19.8%)

        Total                                $396.8          100%        $417.7        100%           (5.0%)

Sales of men's apparel decreased by $18.9 million, or 5.5%, in Fiscal 1997. This decrease resulted from (a) a $12.4 million reduction in sales of men's slacks, of which $8.4 reflected the elimination of unprofitable programs and the balance was primarily due to operational difficulties experienced in the first quarter of 1997 related to the move of manufacturing and distribution out of the Company's facilities in Thomson, Georgia, (b) a $5.7 million reduction in sales of men's sportswear, which includes the elimination of $16.7 million of the Company's JJ. Farmer and Manhattan sportswear lines net sales, offset by an $11.0 million increase in sales of Perry Ellis sportswear products, (c) a $5.1 million decrease in sales of men's accessories, primarily due to the slow-down of the novelty neckwear business and (d) a $4.7 million reduction in sales of certain dress shirt lines, which reflected the elimination of unprofitable businesses. These sales decreases were partially offset by a $9.5 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers. The total sales reduction attributable to the elimination of unprofitable programs was $29.8 million.

Sales of children's sleepwear and underwear increased by $3.4 million, or 7.5%, in Fiscal 1997. This increase was primarily a result of the continuing expansion of the Joe Boxer children's product lines in 1997. At the end of the first quarter of 1998, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. Instead, consistent with the approach that the Joe Boxer Corporation (Salant's licensor of the Joe Boxer trademark) has taken, the Company will focus on its core business of underwear and sleepwear.

Sales of the retail outlet stores division decreased by $5.4 million, or 19.8%, in Fiscal 1997. This decrease was due to (i) a decrease in the number of stores in the first 10 months of 1997 and (ii) the decision in November 1997 to close all non-Perry Ellis outlet stores. The Company ceased to operate the non-Perry Ellis outlet stores in November 1997.

   Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for each of Fiscal 1997 and Fiscal 1996:

                                                 Fiscal 1997                 Fiscal  1996
                                                       (dollars in millions)

Men's                                           $69.5      21.3%          $74.2       21.5%
Children's                                        7.5      15.2%           11.5       25.1%
Retail Outlet Stores                              7.5      34.6%            9.2       33.9%

        Total                                $ 84.5         21.3%        $ 94.9        22.7%

The decline in gross profit in the men's apparel segment was primarily attributable to the reduction in net sales discussed above.

The gross profit margin of the children's sleepwear and underwear segment declined as a result of (i) a slowdown in sales of certain licensed products, requiring a greater percentage of off-price sales, as well as an increase in discounts and allowances, (ii) an increase in reserves for remaining inventory and (iii) higher distribution and product handling costs.

The gross profit of the retail outlet stores decreased primarily as a result of inventory markdowns of $1.6 million (7.3% of net sales) related to the closing of the non-Perry Ellis stores. Excluding these inventory markdowns, the gross profit margin increased as a result of a decrease in the transfer prices (from a negotiated rate to standard cost) charged to the retail outlet stores for products made by other divisions of the Company.

    Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses for Fiscal 1997 were $80.6 million (20.3% of net sales) compared with $83.1 million (19.9% of net sales) for Fiscal 1996. While implementation of the Company's strategic plan resulted in the elimination of certain S,G&A expenses in Fiscal 1997, such eliminations were partially offset by higher amortization costs attributable to the installation of new store fixtures for Perry Ellis sportswear shops in department stores which commenced in 1995. The amortization of these store fixtures accounted for approximately $2.5 million of the total S,G&A expenses in Fiscal 1997, compared with $1.6 million in Fiscal 1996.

    Other Income

Other income for Fiscal 1996 included a gain of $2.7 million related to the sale of a leasehold interest in a facility located in Glen Rock, New Jersey.

    Provision for Restructuring

In Fiscal 1997, the Company recorded a provision for restructuring of $2.1 million, consisting of (i) $3.5 million related to the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores and (ii) the reversal of previously recorded restructuring provisions of $1.4 million, including $300 thousand in the fourth quarter, primarily resulting from the settlement of liabilities for less than the carrying amount, as a result of a settlement agreement and license arrangement with the former owners of the JJ. Farmer trademark, resulting in the reversal of the excess portion of the provision.

The Company recorded a restructuring charge of $11.7 million in Fiscal 1996. Of this amount, (i) $5.7 million was primarily related to the write-off of goodwill and the write-down of other assets of the JJ. Farmer product line, (ii) $2.9 million was attributable to the write-off of certain assets related to the licensing of the Gant brand name for certain of the Company's dress shirt and accessories product lines and the accrual of a portion of future royalties payable under the Gant licenses that are not expected to be covered by future sales, (iii) $1.8 million was primarily related to employee costs associated with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.7 million was primarily related to employee costs associated with the closing of a manufacturing facility in Americus, Georgia and (v) $0.6 million related to other severance costs.

The Fiscal 1997 restructuring charge related to the retail outlet store closings was comprised of $1.3 million of non-cash charges and $2.2 million requiring cash payments over a period of time. Of the cash portion, $0.6 million was expended during 1997 and the balance is expected to be expended in 1998.

Income from Continuing Operations Before Interest,
 Income Taxes and Extraordinary Gain

The following table sets forth income from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for each of Fiscal 1997 and Fiscal 1996:

                                                Fiscal 1997               Fiscal 1996
                                                       (dollars in millions)

Men's (a)                                      $ 19.5        6.0%         $ 6.2        1.8%
Children's                                       (0.3)      (0.6%)          5.4       11.8%
Retail Outlet Stores (b)                         (8.4)     (38.4%)         (4.2)     (15.4%)
                                                 10.8        2.7%           7.4        1.8%
Corporate expenses (c)                           (9.3)                     (5.8)
Licensing division income                         4.6                       5.0
Income from continuing
 operations before interest, income
 taxes and extraordinary gain                 $   6.1        1.5%       $   6.6        1.6%

(a) Includes the reversal of restructuring charges of $1.5 million in Fiscal 1997 and restructuring charges of $11.7 million in Fiscal 1996. (b) Includes restructuring charges of $3.5 million in Fiscal 1997. (c) Includes other income of $2.7 million in Fiscal 1996 related to the sale of a leasehold interest.

The $0.5 million decrease in income from continuing operations before interest, income taxes and extraordinary gain in Fiscal 1997 was primarily a result of the significant decline in profitability of the Children's segment. This decline was a result of (i) the decline in gross profit as previously noted and (ii) increased occupancy costs related to new office, design and showroom space acquired in 1997. The decline in retail outlet stores operating income is due to the restructuring and inventory markdown costs related to the closing of the non-Perry Ellis stores, offset by the higher gross profit related to the change in transfer pricing, as previously discussed. The increase in corporate expenses is primarily due to costs associated with the significant management changes previously discussed.

   Interest Expense, Net

Net interest expense was $16.7 million for Fiscal 1997 compared with $15.5 million for Fiscal 1996. The $1.2 million increase is a result of higher average borrowings during Fiscal 1997 primarily due to the loss from operations and spending on capital expenditures and store fixtures.

   Loss from Continuing Operations

In Fiscal 1997, the Company reported a loss from continuing operations before extraordinary gain of $10.7 million, or $0.71 per share, compared with a loss from continuing operations of $9.0 million, or $0.60 per share, in Fiscal 1996.

   Extraordinary Gain

The extraordinary gain of $2.1 million recorded in Fiscal 1997, including $1.5 million in the fourth quarter, related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.

   Earnings Before Interest, Taxes, Depreciation, Amortization,
Restructuring Charges and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges and extraordinary gain was $17.1 million (4.3% of net sales) in Fiscal 1997, compared to $26.5 million (6.4% of net sales) in Fiscal 1996, a decrease of $9.4 million, or 35%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Fiscal 1996 Compared with Fiscal 1995

   Net Sales

The following table sets forth the net sales of each of the Company's three principal business segments for the fiscal years ended December 28, 1996 ("Fiscal 1996") and December 30, 1995 ("Fiscal 1995") and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                                                                   Increase/
                                                 Fiscal 1996                   Fiscal 1995       (Decrease)
                                                       (dollars in millions)

Men's                                          $344.7        83%         $416.7         86%          (17.3%)
Children's                                       45.8        11%           39.9          8%           14.8%
Retail Outlet Stores                             27.2         6%           29.2          6%           (7.0%)

        Total                                $417.7          100%        $485.8        100%          (14.0%)

The decline in net sales in the men's apparel segment was $72.0 million. Of this amount, $58.8 million was attributable to the planned discontinuation of various product lines and the redirection of other product lines to different channels of distribution. Of the balance, $7.4 million resulted from a decision by Sears, Roebuck & Co. ("Sears") to source its knit and woven Canyon River Blues tops through its own internal sourcing operations and $3.6 million was due to reduced sales of Perry Ellis sportswear as a result of a reduction of $12.3 million in sales to off-price retailers, partially offset by an increase of $8.7 million in sales to department stores.

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

   Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for each of Fiscal 1996 and Fiscal 1995:

                                                 Fiscal 1996                Fiscal 1995
                                                       (dollars in millions)

Men's                                           $74.2      21.5%          $79.1       19.0%
Children's                                       11.5      25.1%           10.8       26.9%
Retail Outlet Stores                              9.2      33.9%           10.7       36.7%

        Total                                   $94.9       22.7%        $100.6        20.7%

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

The gross profit margin of the children's sleepwear and underwear segment declined as a result of an increased percentage of off-price sales of licensed character products in that segment's total sales mix. The gross profit margin of the Company's retail outlet stores business declined primarily as a result of margin pressures as well as charges of $0.3 million (1.0% of net sales) due to markdowns of discontinued product lines at the Company's outlet stores.

    Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses for Fiscal 1996 were $83.1 million (19.9% of net sales) compared with $82.6 million (17.0% of net sales) for Fiscal 1995. While implementation of the Company's strategic plan resulted in the elimination of certain S,G&A expenses in Fiscal 1996, such eliminations were partially offset by higher amortization costs attributable to the installation of new store fixtures for Perry Ellis sportswear shops in department stores and Canyon River Blues shops in Sears stores, which installations commenced in 1995. The amortization of these store fixtures accounted for approximately $1.6 million of the total S,G&A expenses in Fiscal 1996 as compared with $0.4 million in Fiscal 1995. The Company's merchandise coordinator and retail specialist programs, which provide support for the presentation and coordination of the Company's products in retail stores was also enlarged in 1996, primarily to support the expansion of the Perry Ellis sportswear shop program; this increase accounted for a further $1.2 million of the S,G&A expense increase in Fiscal 1996. Total expenses related to these programs were $3.3 million in Fiscal 1996, as compared with $2.1 million in Fiscal 1995.

    Other Income

Other income for Fiscal 1996 included a gain of $2.7 million related to the sale of a leasehold interest in a facility located in Glen Rock, New Jersey.

    Provision for Restructuring

The Company recorded a restructuring charge of $11.7 million in Fiscal 1996. Of this amount, (i) $5.7 million was primarily related to the write-off of goodwill and the write-down of other assets of the JJ. Farmer product line, (ii) $2.9 million was attributable to the write-off of certain assets related to the licensing of the Gant brand name for certain of the Company's dress shirt and accessories product lines and the accrual of a portion of future royalties payable under the Gant licenses that are not expected to be covered by future sales, (iii) $1.8 million was primarily related to employee costs associated with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $0.7 million was primarily related to employee costs associated with the closing of a manufacturing facility in Americus, Georgia and (v) $0.6 million related to other severance costs.

   Income from Continuing Operations Before Interest,
 Income Taxes and Extraordinary Gain

The following table sets forth income from continuing operations before interest, income taxes and extraordinary gain for each of the Company's three business segments, expressed both in dollars and as a percentage of net sales, for each of Fiscal 1996 and Fiscal 1995:

                                                   Fiscal 1996              Fiscal 1995
                                                       (dollars in million)
Men's (a)                                        $6.2        1.8%         $19.6        4.7%
Children's                                        5.4       11.8%           5.2       13.0%
Retail Outlet Stores                             (4.2)     (15.4%)         (2.7)      (9.2%)
                                                  7.4        1.8%          22.1        4.6%
Corporate expenses (b)                           (5.8)                     (8.8)
Licensing division income                         5.0                       5.6
Income from continuing
 operations before interest, income
 taxes and extraordinary gain                    $6.6        1.6%         $18.9        3.9%

(a) Includes restructuring charges of $11.7 million in Fiscal 1996 and $3.6 million in Fiscal 1995. (b) Includes other income of $2.7 million in Fiscal 1996 related to the sale of a leasehold interest.

The $12.3 million reduction in income from continuing operations before interest, income taxes and extraordinary gain in Fiscal 1996 was primarily a result of the $11.7 million restructuring charge (compared with $3.6 million in Fiscal 1995) and $6.3 million of other charges associated with the implementation of the strategic business plan, which was partially offset by a $2.7 million gain on the sale of a leasehold interest, as previously discussed.

   Interest Expense, Net

Net interest expense was $15.5 million for Fiscal 1996 compared with $19.0 million for Fiscal 1995. The $3.5 million decrease is a result of lower average borrowings during Fiscal 1996 primarily due to reduced average levels of inventory.

   Loss from Continuing Operations

In Fiscal 1996, the Company reported a loss from continuing operations of $9.0 million, or $0.60 per share, as compared with a loss from continuing operations before extraordinary gain of $0.4 million, or $0.02 per share, in Fiscal 1995.

   Extraordinary Gain

The extraordinary gain of $1.0 million recorded in the fourth quarter of Fiscal 1995 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.

   Earnings Before Interest, Taxes, Depreciation, Amortization,
Restructuring Charges and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges and extraordinary gain was $26.5 million (6.4% of net sales) in Fiscal 1996, compared to $30.4 million (6.3% of net sales) in Fiscal 1995, a decrease of $3.9 million, or 12.8%. The Fiscal 1996 amount was negatively affected by $6.3 million of charges primarily associated with the implementation of the Company's strategic business plan. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company is a party to the Revolving Credit, Factoring and Security Agreement, dated September 20, 1993, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT"). The Credit Agreement provides the Company with working capital financing, in the form of direct borrowings and letters of credit, up to an aggregate of $120 million (the "Maximum Credit"), subject to an asset-based borrowing formula. As collateral for borrowings under the Credit Agreement, Salant has granted to CIT a security interest in substantially all of the assets of the Company.

On March 3, 1998, the Company announced that it had reached an agreement in principle (the "Restructuring Agreement") with its major note and equity holders to restructure its existing indebtedness (the "Debt Restructuring") under its Senior Secured Notes. Under the Restructuring Agreement, the Company will convert the entire $104.9 million outstanding aggregate principal amount of, and all accrued and unpaid interest on, its Senior Secured Notes into Salant Common Stock. The Restructuring Agreement was entered into by the Company and Magten Asset Management Corp. ("Magten"), the beneficial owner of, or the representative of the beneficial owners of, approximately 67% of the aggregate principal amount of the Senior Secured Notes. Apollo Apparel Partners, L.P., the beneficial owner of approximately 39.6% of Salant Common Stock, is also a party to the Restructuring Agreement and has agreed to vote all of its shares of common stock in favor of the Debt Restructuring. The Restructuring Agreement provides that, among other things, (i) the entire principal amount of the Senior Secured Notes, plus all accrued and unpaid interest thereon, will be converted into 92.5% of the Company's issued and outstanding common stock, and (ii) the Company's existing stockholders will retain 7.5% of Salant Common Stock and will receive seven-year warrants to purchase up to 10% of Salant Common Stock on a fully diluted basis. Stockholder and noteholder approval will be required in order to consummate the Debt Restructuring. The Restructuring Agreement also provides for a reverse stock split, which will require the approval of the Company's stockholders. Because of the treatment of accrued interest on the Senior Secured Notes under the Restructuring Agreement, the Company did not pay the $5.5 million of interest on the Senior Secured Notes that became payable on March 2, 1998, subject to a 30 day grace period. Consummation of the Debt Restructuring is subject to the satisfaction of a number of conditions precedent, including stockholder and noteholder approval and the negotiation and execution of definitive documentation. However, there can be no assurances that the Debt Restructuring will be consummated. Implementation of the Debt Restructuring will result in the elimination of $11.0 million of annual interest expense to the Company.

As part of the Debt Restructuring, the Company and CIT executed the Twelfth Amendment and Forbearance Agreement (the "Amendment") to the Credit Agreement. The Amendment (i) waives, as of January 3, 1998, the Company's failure to meet the financial covenants related to stockholders' equity and maximum loss, as set forth in the Credit Agreement, (ii) provides that CIT forbear from exercising any of its rights and remedies arising from the Company's decision not to pay interest on the Senior Secured Notes, payable on March 2, 1998, as further discussed below, (iii) provides that, subject to the terms and conditions of the Credit Agreement, as modified by the Amendment, CIT will continue making loans, advances and other financial accommodations to the Company, (iv) increases the borrowings allowed against eligible inventory to 60%, (v) provides the Company with a discretionary $3 million seasonal overadvance, (vi) reduces the Maximum Credit from $135 million to $120 million and (vii) modifies the financial covenants the Company is required to maintain. Under the Amendment, to the extent that the Company fails to maintain certain levels of borrowing availability under its asset-based borrowing formula, the Company is required to maintain a certain minimum interest coverage ratio and is subject to a covenant limiting the maximum loss the Company may incur over any twelve consecutive calendar months.

At the end of Fiscal 1997, direct borrowings and letters of credit outstanding under the Credit Agreement were $33.8 million and $23.2 million, respectively, and the Company had unused availability of $17.5 million. At the end of Fiscal 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $7.7 million and $33.6 million, respectively, and the Company had unused availability of $23.6 million. During Fiscal 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time under the Credit Agreement was $112.9 million, at which time the Company had unused availability of $10.5 million. During Fiscal 1996, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time under the Credit Agreement was $101.0 million, at which time the Company had unused availability of $19.6 million.

On October 28, 1996, the Company completed the sale of a leasehold interest in a facility located in Glen Rock, New Jersey. Pursuant to the indenture governing the Senior Secured Notes, the $3,372,000 net cash proceeds of that sale were applied to the repurchase of a like principal amount of the Senior Secured Notes immediately following the end of the 1996 fiscal year.

The instruments governing the Company's outstanding debt contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required, during the year, to maintain a minimum level of stockholders' equity and to satisfy a maximum cumulative net loss test. As previously discussed, at January 3, 1998, the Company was not in compliance with the two financial covenants contained in the Credit Agreement, and has obtained a waiver from CIT, as of January 3, 1998, as provided by the Amendment to the Credit Agreement.

The  indenture  governing the Company's  outstanding  Senior  Secured Notes (the
"Indenture") requires the Company to reduce its outstanding indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing on the first day of February. This covenant has been satisfied for the balance of the term of the Senior Secured Notes.

The Company's cash used in operating activities for Fiscal 1997 was $9.8 million, which primarily reflects the operating loss of $10.7 million and an increase in accounts receivable of $5.7 million, offset by non-cash charges, such as depreciation and amortization, of $8.9 million.

Cash used in Fiscal 1997 for investing activities was $10.2 million, of which $7.1 million was related to capital expenditures and $3.1 million to the installation of store fixtures in department stores. During Fiscal 1998, the Company plans to make capital expenditures of approximately $6.4 million and to spend an additional $2.0 million for the installation of store fixtures in department stores.

Cash provided by financing activities in Fiscal 1997 was $22.9 million, which represented short-term borrowings under the Credit Agreement of $26.1 million, offset by the retirement of long-term debt of $3.4 million.

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5.5 million that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. Because the Company does not plan on paying the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default will occur with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture and, in the event that the Debt Restructuring is not consummated, such an acceleration of the outstanding indebtedness under the Senior Secured Notes could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws. In accordance with the terms of the Restructuring Agreement, Magten has provided a written direction to Bankers Trust Company, as trustee under the Indenture, to forbear during the term of the Restructuring Agreement from taking any action in connection with the failure by the Company to make the interest payment on the Senior Secured Notes that was due and payable on March 2, 1998. However, there is no assurance that the holders of 25% or more of the Senior Secured Notes will not decide to accelerate the outstanding indebtedness under the Senior Secured Notes prior to consummation of the Debt Restructuring. In addition, the Company's working capital lender, CIT, agreed to forbear until July 1, 1998, subject to certain conditions, from exercising any of its rights or remedies under the Credit Agreement, arising by virtue of the Company's failure to pay such interest on the Senior Secured Notes. Failure to consummate the Debt Restructuring could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement.

The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under the Credit Agreement, will be adequate to meet the financing requirements it anticipates during the next twelve months, provided that the Company consummates the Debt Restructuring and secures an extension of the Credit Agreement or a new working capital facility. There can be no assurance, however, (i) that the Company will consummate the Debt Restructuring, or (ii) that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the year ending January 2, 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statements, and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this Statement will require the Company to report changes in the excess of additional pension liability over unrecognized prior service cost and foreign currency translation adjustment accounts, currently shown in the stockholders' equity section of the balance sheet, as an increase or decrease to reported net income in arriving at comprehensive income.

The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ending January 2, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company is currently considering what effect adoption of this statement will have on the Company.

The Company is required to adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", for the period ended January 2, 1999. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal year ending January 2, 1999. Restatement of disclosures for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact the adoption of this statement will have on the Company's financial statements.

Year 2000 Compliance

The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's IS to provide enhanced support to all operating areas, the Company has entered into an interim working agreement with Electronic Data Systems Corporation ("EDS"), which constitutes the initial phase of a long-term contract to outsource its IS. Such long-term outsourcing contract will provide for or eliminate any issues involving year 2000 compliance because all software provided under the outsourcing contract will be year 2000 compliant. The Company anticipates that its cost for such outsourcing will be approximately $9.0 million annually, which is consistent with Salant's current IS expenditures. The Company anticipates that it will complete its outsourcing and systems conversion in time to accommodate year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary retail Spring, Fall and Holiday seasonal lines. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At March 7, 1998, the Company's backlog of orders was approximately $94.9 million, 2.3% less than the backlog of orders of approximately $97.1 million that existed at March 1, 1997.

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

Substantial Level of Indebtedness and the Ability to Restructure Debt. The Company had current indebtedness of $138.7 million as of January 3, 1998. Of this amount, $104.9 million represents the principal amount of the Senior Secured Notes. The Company will not generate sufficient cash flow from operations to repay this amount at maturity. Accordingly, the Company has entered into the Debt Restructuring as described above. Given the Company's past inconsistent operating performance, together with the reluctance of investors to invest in companies suffering from high debt-to-equity ratios and the Company's inability to raise funds in the capital markets to recapitalize the Company, absent the Debt Restructuring, the Company does not believe it will be able to refinance its indebtedness under the Senior Secured Notes. Failure by the Company to consummate the Debt Restructuring as contemplated could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement, and, thus, would be likely to have a material adverse effect on the Company.

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

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Foreign  Operations.  The Company's  foreign sourcing  operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations in Asia, including those of its licensees, are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's Asian operations may be higher in 1998 than has historically been the case, due to the fact that financial markets in East and Southeast Asia have recently experienced and continue to experience difficult conditions, including a currency crisis. As a result of recent economic volatility, the currencies of many countries in this region have lost value relative to the U.S. dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of this crisis, its operations in the region are subject to an increased level of economic instability. The impact of these events on the Company's business, and in particular its sources of supply and royalty income cannot be determined at this time.

Dependence on Contract Manufacturing. The Company currently produces 59% of all of its products (in units) through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 3, 1998, December 28, 1996 and December 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of January 3, 1998 and December 28, 1996, the results of their operations and their cash flows for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of January 3, 1998, the Company had a working capital deficiency of approximately $37 million, resulting from the classification of the Company's $104.9 million of 10 1/2 % Senior Secured Notes, due December 31, 1998, as a current liability. This matter raises substantial doubt about the Company's ability to continue as a going concern. See Note 1 to the consolidated financial statements for a discussion of the Company's agreement with the largest holders of its Senior Secured Notes and its 39.6% shareholder, whereby such holders of the Senior Secured Notes will convert their Senior Secured Notes to common equity, subject to, among other things, the remaining noteholders agreeing to convert their holdings to common equity and the approval by the holders of a majority of common equity.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP
March 6, 1998
New York, New York

                                          SALANT CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Amounts in thousands, except per share data)

                                                                                        Year Ended
                                                             January 3,          December 28,          December 30,
                                                                   1998                  1996                  1995

Net sales                                                   $   396,832           $   417,711         $     485,825
Cost of goods sold                                              312,358               322,798               385,196

Gross profit                                                     84,474                94,913               100,629

Selling, general and administrative expenses                    (80,593)              (83,148)              (82,578)
Royalty income                                                    5,596                 6,154                 6,606
Goodwill amortization                                            (1,881)               (2,227)               (2,430)
Other income, net                                                   575                 2,642                   244
Division restructuring costs (Note 3)                            (2,066)              (11,730)               (3,550)
Income from continuing operations before interest,
  income taxes and extraordinary gain                             6,105                 6,604                18,921
Interest expense, net (Notes 9 and 10)                           16,660                15,459                18,965

Income/(loss) from continuing operations
  before income taxes and extraordinary gain                    (10,555)               (8,855)                  (44)

Income taxes (Note 12)                                              167                   103                   318

Income/(loss) from continuing operations
  before extraordinary gain                                     (10,722)               (8,958)                 (362)
Discontinued operations (Note 17):
  Loss from operations                                           (8,136)                 (365)                 (136)
  Estimated loss on disposal                                     (1,330)                 --                    --
Extraordinary gain (Note 4)                                       2,100                  --                   1,000

Net income/(loss)                                          $    (18,088)      $        (9,323)       $          502

Basic earnings/(loss) per share:
  Earnings/(loss) per share from continuing
    operations before extraordinary gain               $         (0.71)     $          (0.60)       $        (0.02)
  Loss per share from discontinued operations                    (0.62)                (0.02)                (0.01)
  Extraordinary gain                                              0.14                   --                   0.06

Basic earnings/(loss) per share                        $         (1.19)      $         (0.62)       $         0.03

Weighted average common stock outstanding                        15,139                15,078                15,008




                          See Notes to Consolidated Financial Statements

                           SALANT CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands, except per share data)

                                                                              January 3,               December 28,
                                                                                    1998                   1996
ASSETS
Current assets:
Cash and cash equivalents                                                $         2,215            $         1,498
Accounts receivable - net of allowance for doubtful accounts
  of $2,094 in 1997 and $2,806 in 1996 (Notes 9 and 10)                           45,828                     40,133
Inventories (Notes 5 and 9)                                                       96,638                     98,497
Prepaid expenses and other current assets                                          4,218                      3,869
Net assets of discontinued operations (Note 17)                                       --                      6,989

  Total current assets                                                           148,899                    150,986

Property, plant and equipment, net (Notes 6 and 9)                                26,439                     25,173
Other assets (Notes 7, 10 and 12)                                                 58,039                     59,092

                                                                          $      233,377              $     235,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Loans payable (Note 9)                                                $         33,800             $        7,677
  Accounts payable                                                                27,746                     27,562
  Reserve for business restructuring (Note 3)                                      2,764                      2,969
  Accrued salaries, wages and other liabilities (Note 8)                          16,503                     17,986
  Current portion of long term debt (Note 10)                                    104,879                      3,372

    Total current liabilities                                                    185,692                     59,566

Long term debt (Note 10)                                                              --                    106,231
Deferred liabilities (Note 15)                                                     5,382                      8,863
Commitments and contingencies (Notes 9, 10, 13, 14 and 16)

Shareholders' equity (Note 14): Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued                                            --                         --
  Common stock, par value $1 per share:
     Authorized 30,000 shares;                                                    15,405                     15,328
     issued and issuable - 15,405 shares in 1997;
     issued and issuable - 15,328 shares in 1996
  Additional paid-in capital                                                     107,249                    107,130
  Deficit                                                                        (75,235)                   (57,147)
  Excess of additional pension liability over
    unrecognized prior service cost adjustment (Note 13)                          (3,508)                    (3,182)
  Accumulated foreign currency translation adjustment                                  6                         76
  Less - treasury stock, at cost - 234 shares                                     (1,614)                    (1,614)

Total shareholders' equity                                                        42,303                     60,591

                                                                          $      233,377              $     235,251

                        See Notes to Consolidated Financial Statements

                                    SALANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (Amounts in thousands)

                                                                   Excess of
                                                                   Additional
                                                                    Pension
                                                                   Liability
                                                                     Over
                                                                    Unrecog-   Cumulative
                                                                     nized     Foreign                          Total
                                    Common Stock    Add'l            Prior     Currency    Treasury Stock      Share-
                                Number            Paid-In           Service  Translation     Number of         holders'
                              of Shares  Amount   Capital    Deficit  Cost    Adjustment    Shares    Amount   Equity

Balance at December 31, 1994     15,242  $15,242   $107,017$(48,326)    $(773)       $120       234   $(1,614)   $71,666

Stock options exercised              33       33         54                                                           87
Net income                                                      502                                                  502
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                         (1,412)                                    (1,412)
Foreign currency translation
 adjustments                                                                           10                             10

Balance at December 30, 1995     15,275   15,275    107,071 (47,824)   (2,185)        130       234    (1,614)    70,853

Stock options exercised              53       53         59                                                          112
Net loss                                                     (9,323)                                              (9,323)
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                           (997)                                      (997)
Foreign currency translation
 adjustments                                                                          (54)                          (54)

Balance at December 28, 1996     15,328   15,328    107,130 (57,147)   (3,182)         76       234    (1,614)    60,591

Stock options exercised              77       77        119                                                          196
Net loss                                                    (18,088)                                             (18,088)
Excess of additional pension
 liability over unrecognized
 prior service cost adjustment                                           (326)                                      (326)
Foreign currency translation
 adjustments                                                                          (70)                          (70)

Balance at January 3, 1998       15,405  $15,405   $107,249$(75,235)  $(3,508)   $      6       234   $(1,614)   $42,303



                                See Notes to Consolidated Financial Statements

                                          SALANT CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Amounts in thousands)

                                                                  Year Ended
                                                             January 3,          December 28,          December 30,
                                                                   1998                  1996                  1995
Cash Flows from Operating Activities
Income/(loss) from continuing operations                     $  (10,722)        $      (8,958)            $    (362)
Adjustments to reconcile  income from  continuing  operations  to net cash (used
  in)/provided by operating activities:
    Depreciation                                                  6,402                 5,975                 5,528
    Amortization of intangibles                                   2,512                 2,228                 2,430
    Write-down of fixed assets                                    1,274                   263                 1,850
    Write-down of other assets                                        -                 6,264                  --
    Loss on sale of fixed assets                                      -                    17                   132
    Changes in operating assets and liabilities:
      Accounts receivable                                        (5,695)               (5,256)                1,364
      Inventories                                                 1,859                16,868                 6,747
      Prepaid expenses and other current assets                     539                 1,038                   257
      Other assets                                                 (242)                 (760)                  916
      Accounts payable                                              184                 2,529                (2,653)
      Accrued salaries, wages and other liabilities              (3,463)               (2,403)                  (66)
      Reserve for business restructuring                           (205)                1,400                 1,569
      Deferred liabilities                                       (2,203)               (2,148)                 (598)
    Net cash (used in)/provided by continuing operating activities(9,760)              17,057                17,114
    Cash used in discontinued operations                         (2,217)                 (469)               (1,138)
Net cash (used in)/provided by operations                       (11,977)               16,588                15,976

Cash Flows from Investing Activities
Capital expenditures, net of disposals                           (7,061)               (7,103)               (4,286)
Store fixture expenditures                                       (3,122)               (3,855)               (2,988)
Acquisition                                                           -                  (694)                 --
Proceeds from sale of assets                                          -                 1,854                   122
Net cash used in investing activities                           (10,183)               (9,798)               (7,152)

Cash Flows from Financing Activities
Net short-term borrowings/(repayments)                           26,123                (6,745)               (9,484)
Retirement of long-term debt                                     (3,372)                 --                    --
Exercise of stock options                                           196                   112                    87
Other, net                                                          (70)                  (54)                   10
Net cash provided by/(used in) financing activities              22,877                (6,687)               (9,387)

Net increase/(decrease) in cash and cash equivalents                717                   103                  (563)

Cash and cash equivalents - beginning of year                     1,498                 1,395                 1,958
Cash and cash equivalents - end of year                    $      2,215             $   1,498            $    1,395

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
   Interest                                                  $   16,479             $  16,307              $ 20,280
   Income taxes                                            $        201           $       189            $      331



                                  See Notes to Consolidated Financial Statements

                           SALANT CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
          (Amounts in Thousands of Dollars, Except Share and Per Share Data)


Note 1.  Financial Restructuring

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At January 3, 1998, the 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes") in the amount of $104,879 have been classified as a current liability and the Company's current liabilities exceeded its current assets by $36,793. This factor may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

On March 3, 1998, the Company announced that it had reached an agreement in principle (the "Restructuring Agreement") with its major note and equity holders to convert its existing indebtedness under the Senior Secured Notes into common equity (the "Debt Restructuring"), as further described in Note 10. This agreement is subject to the approval of the remaining noteholders and stockholders. However, there can be no assurance that such transaction will be consummated. If the Company is not able to consummate this transaction, it will be unable to continue its normal operations without pursuing alternative financing or restructuring strategies. In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5,500 that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. Because the Company does not plan on paying the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default will occur with respect to the Senior Secured Notes entitling the holders to accelerate the maturity thereof. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the indenture governing the Senior Secured Notes (the "Indenture") and, in the event that the Debt Restructuring is not consummated, such an acceleration of the outstanding indebtedness under the Senior Secured Notes could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant's Made in the Shade and Vera Scarf divisions.) In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. In February 1995, Salant discontinued its Vera Scarf division. As further described in Note 17, the Consolidated Financial Statements and the Notes thereto reflect the Made in the Shade and Vera Scarf divisions as discontinued operations. Significant intercompany balances and transactions are eliminated in consolidation.

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

Fiscal Year

The Company's  fiscal year ends on the Saturday  closest to  December 31.
 The 1997 fiscal year was comprised of 53 weeks.
 The 1995 and 1996 fiscal years were
each comprised of 52 weeks.

Reclassifications

Certain reclassifications were made to the 1995 and 1996 Consolidated Financial Statements to conform with the 1997 presentation.

Cash and Cash Equivalents

The Company treats cash on hand, deposits in banks and certificates of deposit with original maturities of less than 3 months as cash and cash equivalents for the purposes of the statements of cash flows.

Accounts Receivable

The Company is a party to an agreement  with a factor,  as further  described in
Note 9, whereby it sells, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to the factor. The amounts due from the factor have been offset against advances from the factor in the accompanying balance sheets. The amounts which have been offset were $12,827 at January 3, 1998 and $16,355 at December 28, 1996.

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
Leasehold improvements   Over the life of the asset or the term of the lease, whichever is shorter

Other Assets

Intangible assets are being amortized on a straight-line basis over their respective useful lives, ranging from 25 to 40 years. Costs in excess of fair value of net assets acquired, which relate to the acquisition of the net assets of Manhattan Industries, Inc. ("Manhattan") are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

Fair Value of Financial Instruments

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accruals, the carrying amounts approximated fair value because of their short maturity. Long-term debt, which was issued at a market rate of interest, currently trades at approximately 80% of principal amount.
In addition, deferred liabilities have carrying amounts approximating fair value.

Earnings/(Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", for the period ended January 3, 1998, which establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15 ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of primary, or basic, EPS. Under SFAS No. 128, contingently issuable shares (shares issuable for little or no cash consideration) are still included in the calculation of basic EPS.

Earnings/(loss) per share is based on the weighted average number of common shares (including, as of January 3, 1998 and December 28, 1996, 205,854 and 324,810 shares, respectively, anticipated to be issued pursuant to the Reorganization Plan) and common stock equivalents outstanding, if applicable. Loss per share for 1997 and 1996 did not include common stock equivalents, inasmuch as their effect would have been anti-dilutive. In 1997, 1996 and 1995, earnings per share did not include 1,343,393, 837,240 and 969,073 stock options, respectively, which would not have had a dilutive effect.

Foreign Currency

The Company entered into forward foreign exchange contracts, relating to 80% of its projected 1998 Mexican peso needs, to fix its cost of acquiring pesos and diminish the risk of currency fluctuations. Gains and losses on foreign currency contracts are included in income and offset the gains and losses on the underlying transactions. On January 3, 1998, the outstanding foreign currency contracts had a cost of approximately $8,900 and a year end market value of approximately $10,000.

Revenue Recognition

Revenue is recognized at the time the merchandise is shipped. Retail outlet store revenues are recognized at the time of sale.

New Accounting Standards

The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income", during the year ending January 2, 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this statement will require the Company to report changes in the excess of additional pension liability over unrecognized prior service cost and foreign currency translation adjustment accounts, currently shown in the stockholder's equity section of the balance sheet, as an increase or decrease to reported net income in arriving at comprehensive income.

The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ending January 2, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company is currently considering what effect adoption of this statement will have on the Company.

The Company is required to adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", for the period ended January 2, 1999. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal year ending January 2, 1999. Restatement of disclosures for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact the adoption of this statement will have on the Company's financial statements.

Note 3.  Restructuring Costs

In 1997, the Company recorded a provision for restructuring of $2,066, consisting of (i) $3,530 related to the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores consisting primarily of asset write-offs and future payments related to non-cancelable operating leases, offset by a $1,464 reversal of previously recorded restructuring reserves, including $300 in the fourth quarter, primarily resulting from the settlement of liabilities for less than the carrying amount. As of January 3, 1998, $1,579 remained in the restructuring reserve, all related to the retail outlet store closings.

In 1996, the Company recorded a provision for restructuring of $11,730, consisting of (i) $5,718 in connection with the decision to sell or license the JJ. Farmer sportswear product line, which charge is primarily related to the write-off of goodwill and write-down of other assets, (ii) $2,858 related to the write-off of certain assets related to the licensing of the Gant dress shirt and accessories product lines, and the accrual of a portion of the future minimum royalties under the Gant licenses, which are not expected to be covered by future sales, (iii) $1,837 primarily related to employee costs in connection with the closing of a manufacturing and distribution facility in Thomson, Georgia, (iv) $714 primarily related to employee costs in connection with the closing of a manufacturing facility in Americus, Georgia and (v) $603 related primarily to other severance costs. As of January 3, 1998, $1,185 of the above amounts remained in the restructuring reserves related to future minimum royalties and future carrying costs for a closed facility.

In the fourth quarter of 1995, the Company recorded a $3,550 restructuring provision, which included (i) $2,400 related to fixed asset write-downs at locations to be closed and (ii) $1,150 related to inventory markdowns for discontinued product lines.

Note 4.  Extraordinary Gains

In 1997, the Company recorded an extraordinary gain of $2,100, including $1,500 in the fourth quarter. In the fourth quarter of 1995, the Company recorded an extraordinary gain of $1,000. These gains related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the chapter 11 proceeding.

Note 5.  Inventories

                                                                          January 3,          December 28,
                                                                                1998                  1996

Finished goods                                                             $  52,010             $  57,826
Work-in-process                                                               21,405                14,801
Raw materials and supplies                                                    23,223                25,870
                                                                           $  96,638             $  98,497

Finished goods inventory includes in transit merchandise of $4,428 and $5,400 at January 3, 1998 and December 28, 1996, respectively.

Note 6.  Property, Plant and Equipment

                                                                          January 3,          December 28,
                                                                                1998                  1996

Land and buildings                                                           $16,574               $14,975
Machinery, equipment, furniture
  and fixtures                                                                32,197                30,551
Leasehold improvements                                                         7,505                 6,852
Property held under capital leases                                               583                   117
                                                                              56,859                52,495
Less accumulated depreciation and amortization                                30,420                27,322
                                                                             $26,439               $25,173

Note 7.  Other Assets

                                                                          January 3,          December 28,
                                                                                1998                  1996
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $13,240 in 1997 and $11,805 in 1996                                         $39,042               $40,477
Trademarks and license agreements,
 net of accumulated amortization of
 $4,064 in 1997 and $3,619 in 1996                                            13,498                13,943
Other                                                                          5,499                 4,672
                                                                             $58,039               $59,092

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

Note 8.  Accrued Salaries, Wages and Other Liabilities

                                                                          January 3,          December 28,
                                                                                1998                  1996

Accrued salaries and wages                                                   $ 4,002               $ 1,765
Accrued pension and retirement benefits                                        2,757                 4,080
Accrued royalties                                                                482                 1,959
Accrued interest                                                               3,897                 3,716
Other accrued liabilities                                                      5,365                 6,466
                                                                             $16,503               $17,986

Note 9.  Financing and Factoring Agreements

The Company is a party to a Revolving Credit, Factoring and Security Agreement, dated September 20, 1993, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with seasonal working capital financing, consisting of direct borrowings and letters of credit, of up to $120,000 (the "Maximum Credit"), subject to an asset based borrowing formula. As collateral for borrowings under the Credit Agreement, the Company has granted to CIT a security interest in substantially all of the assets of the Company.

On March 2, 1998, in connection with the Debt  Restructuring (as defined in Note
10), the Company and CIT executed the Twelfth Amendment and Forbearance Agreement (the "Amendment") to the Credit Agreement. The Amendment (i) provides a waiver, as of January 3, 1998, to the Company for not meeting the financial covenants for stockholders equity and maximum loss as set forth in the Credit Agreement, (ii) provides for CIT to forbear from exercising any of its rights and remedies arising from the Company's decision not to pay interest on the Senior Secured Notes, payable on March 2, 1998, as further discussed in Note 10,
(iii) provides that, subject to the terms and conditions of the Credit Agreement, as modified by the Amendment, CIT will continue making loans, advances and other financial accommodations to the Company, (iv) increases the borrowings allowed against eligible inventory to 60%, (v) provides the Company with a discretionary $3,000 seasonal overadvance, (vi) reduces the Maximum Credit from $135,000 to $120,000 and (vii) modifies the financial covenants the Company is required to maintain. Under the Amendment, to the extent that the Company fails to maintain certain levels of borrowing availability under its asset-based borrowing formula, the Company is required to maintain a certain minimum interest coverage ratio and is subject to a covenant limiting the maximum loss the Company may incur over any twelve consecutive calendar months.

On January 3, 1998, direct borrowings and letters of credit outstanding under the Credit Agreement were $33,800 and $23,239, respectively, and the Company had unused availability of $17,486. On December 28, 1996, direct borrowings and letters of credit outstanding under the Credit Agreement were $7,677 and $33,640, and the Company had unused availability of $23,561. The weighted average interest rate on borrowings under the Credit Agreement for the years ended January 3, 1998 and December 28, 1996 was 9.3% and 9.4%, respectively.

In addition to the financial covenants discussed above, the Credit Agreement contains a number of other covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends.

Note 10.  Long-Term Debt

On September 20, 1993, Salant issued $111,851 principal amount of Senior Secured Notes. The Senior Secured Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The Senior Secured Notes are secured by a first lien (subordinated to the lien securing borrowings under the Credit Agreement to the extent of $15,000) on certain accounts receivable, certain intangible assets, the capital stock of Salant's subsidiaries and certain real property of the Company, and by a second lien on substantially all of the other assets of the Company.

Under the Restructuring Agreement, as discussed in Note 1, the Company will convert the entire $104,879 outstanding aggregate principal amount of, and all accrued and unpaid interest on, its Senior Secured Notes into the Company's common stock.

The Restructuring Agreement was entered into by the Company and Magten Asset Management Corp. ("Magten"), the beneficial owner of, or the representative of the beneficial owners of, approximately 67% of the aggregate principal amount of the Senior Secured Notes. Apollo Apparel Partners, L.P. ("Apollo"), the beneficial owner of approximately 39.6% of the Company's issued and outstanding common stock, is also a party to the Restructuring Agreement and has agreed to vote all of its shares of common stock in favor of the Debt Restructuring. The Restructuring Agreement provides, among other things, that (i) the entire principal amount of the Senior Secured Notes, plus all accrued and unpaid interest thereon, will be converted into 92.5% of the Company's common stock, and (ii) the Company's existing stockholders will retain 7.5% of the Company's common stock and will receive seven-year warrants to purchase up to 10% of the Company's common stock on a fully diluted basis. Stockholder and noteholder approval will be required in order to consummate the Debt Restructuring. The Restructuring Agreement also provides for a reverse stock split, which will require the approval of the Company's stockholders. Because of the treatment of accrued interest on the Senior Secured Notes under the proposed restructuring agreement, the Company did not pay the $5,500 of interest on the Senior Secured Notes that became payable on March 2, 1998, subject to a 30 day grace period. Consummation of the Debt Restructuring is subject to the satisfaction of a number of conditions precedent, including stockholder and noteholder approval and the negotiation and execution of definitive documentation. However, there can be no assurances that the Debt Restructuring will be consummated. Implementation of the Debt Restructuring will result in the elimination of $11,000 of annual interest expense to the Company.

The Indenture contains various restrictions pertaining to the incurrence of indebtedness, the purchase of capital stock and the payment of dividends. Under the most restrictive of these provisions, the Company currently may not purchase or redeem any shares of its capital stock, or declare or pay cash dividends.

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5,500 that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. Because the Company does not plan on paying the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default will occur with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. In accordance with the terms of the Restructuring Agreement, Magten has provided a written direction to Bankers Trust Company, as trustee under the Indenture, to forbear during the term of the Restructuring Agreement from taking any action in connection with the failure by the Company to make the interest payment on the Senior Secured Notes that was due and payable on March 2, 1998. However, there is no assurance that the holders of 25% or more of the Senior Secured Notes will not decide to accelerate the outstanding indebtedness under the Senior Secured Notes prior to consummation of the Debt Restructuring. In addition, the Company's working capital lender, CIT, agreed to forbear until July 1, 1998, subject to certain conditions, from exercising any of its rights or remedies under the Credit Agreement, arising by virtue of the Company's failure to pay such interest on the Senior Secured Notes. Failure to consummate the Debt Restructuring could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement.

On October 28, 1996, the Company completed the sale of a leasehold interest in a facility located in Glen Rock, New Jersey. The cash proceeds, net of certain expenses, of such sale were $3,372. Such amount was included in current liabilities at December 28, 1996. Pursuant to the Indenture, on December 30, 1996, the Company repurchased Senior Secured Notes in a principal amount equal to the net cash proceeds at 100% of the principal amount thereof.

Note 11.  Segment Information and Significant Customers

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States. As an adjunct to its apparel manufacturing operations, the Company operates 17 factory outlet stores in various parts of the United States. Foreign operations, other than sourcing, are not significant. The Company's products have been classified in the following industry segments: (i) men's apparel, (ii) children's sleepwear and underwear and (iii) retail factory outlet store operations. Information concerning the Company's business segments in 1997, 1996 and 1995 is as follows:

                                                          1997                   1996                 1995
NET SALES
  Men's                                               $325,845               $344,763             $416,659
  Children's                                            49,165                 45,754               39,936
  Retail Outlet Stores                                  21,822                 27,194               29,230
    Total net sales                                   $396,832               $417,711             $485,825

OPERATING INCOME
  Men's                                              $  19,483             $    6,197            $  19,596
  Children's                                              (278)                 5,401                5,177
  Retail Outlet Stores                                  (8,381)                (4,195)              (2,674)
                                                        10,824                  7,403               22,099
Corporate expenses                                      (9,269)                (5,790)              (8,801)
Licensing division income                                4,550                  4,991                5,623
Interest expense, net                                  (16,660)               (15,459)             (18,965)
Income/(loss) from continuing
 operations before income taxes
 and extraordinary gain                              $ (10,555)            $   (8,855)        $        (44)

IDENTIFIABLE ASSETS

  Men's                                               $150,177               $137,968             $170,203
  Children's                                            22,284                 20,709               16,349
  Retail Outlet Stores                                   3,694                 10,176               11,991
  Corporate                                             57,222                 66,398               55,427
Total identifiable assets                             $233,377               $235,251             $253,970

CAPITAL EXPENDITURES
  Men's                                             $    2,972            $     4,046           $    1,389
  Children's                                             1,959                    546                  492
  Retail Outlet Stores                                     252                    439                  584
  Corporate                                              1,878                  2,072                1,821
Total capital expenditures                          $    7,061             $    7,103           $    4,286

DEPRECIATION AND AMORTIZATION
  Men's                                               $  4,640              $   3,669            $   2,961
  Children's                                               455                    399                  345
  Retail Outlet Stores                                     321                    478                  459
  Corporate                                              3,498                  3,657                4,193
Total depreciation and amortization                   $  8,914              $   8,203            $   7,958

In 1997, approximately 17% of the Company's net sales were made to Sears, approximately 11% of the Company's net sales were made to Federated Department Stores, Inc. ("Federated") and approximately 10% of the Company's net sales were made to TJX Corporation ("TJX"). In 1996, approximately 13% of the Company's net sales were made to Sears. In 1996 and 1995, net sales to Federated represented approximately 11% and 12% of the Company's net sales, respectively. In 1995, approximately 11% of the Company's net sales were made to TJX. In 1995, approximately 13% of the Children's Group's net sales were made to Dayton Hudson Corporation.

No other customer accounted for more than 10% of the net sales of the Company or any of its business segments during 1997, 1996 or 1995.

Note 12.  Income Taxes

The provision for income taxes consists of the following:

                                                    January 3,           December 28,         December 30,
                                                          1998                   1996                 1995
Current:
 Federal                                                $  (34)                 $(106)                $100
 State                                                      --                     --                   --
 Foreign                                                   201                    209                  218
                                                         $ 167                  $ 103                 $318


The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:

                                                          1997                   1996                 1995

Income tax benefit, at 34%                             $(3,589)               $(3,135)            $    (61)

Loss producing no current tax benefit                    3,589                  3,135                   61
Alternative minimum tax                                                                                100
Tax refunds from prior years                               (34)                  (106)
Foreign taxes                                              201                    209                  218

Income tax provision                                  $    167               $    103              $   318

The following are the tax effects of significant items comprising the Company's net deferred tax asset:

                                                                          January 3,          December 28,
                                                                                1998                  1996
Deferred tax liabilities:
 Differences between book and tax basis of property                         $ (3,575)             $ (3,659)

Deferred tax assets:
 Reserves not currently deductible                                            12,700                13,983
 Operating loss carryforwards                                                 51,844                45,041
 Tax credit carryforwards                                                      2,958                 2,958
 Expenses capitalized into inventory                                           4,925                 4,657
                                                                              72,427                66,639
Net deferred asset                                                            68,852                62,980
Valuation allowance                                                          (68,852)              (62,980)
Net deferred tax asset                                                 $          --         $          --

At January 3, 1998, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $133,000, expiring from 1999 to the year 2012, which can be used to offset future taxable income. Approximately $51,000 of these NOLs arose from the acquisition of Manhattan in April 1988, and will offset goodwill when utilized. The implementation of the Reorganization Plan and transactions that have occurred within the three-year period preceding the Consummation Date have caused an "ownership change" for federal income tax purposes as of the Consummation Date. As a result of such ownership change, the use of the NOLs to offset future taxable income is limited by the requirements of section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). The $133,000 of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $133,000 of NOLs, $102,000 is subject to annual usage limitations under Section 382 of approximately $7,200.

In addition, at January 3, 1998, the Company had available tax credit carryforwards of $2,958 which expire between 1998 and 1999. Of these tax credits, $1,986 will reduce goodwill and the balance will reduce income tax expense when utilized. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

Additionally, if the Debt Restructuring, as outlined in the Restructuring Agreement, is consummated, a second ownership change under Section 382 will occur. As a result, the utilization of the NOLs and tax credit carryforwards would likely be subject to additional limitations, which could significantly reduce their use.

Note 13.  Employee Benefit Plans

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

Pension expense includes the following components:

                                                          1997                  1996                  1995
Service cost-benefit earned
  during the period                                     $1,050                $1,270                $1,029
Interest cost on projected benefit obligation            3,272                 2,912                 2,714
Loss/(return) on assets                                 (4,435)               (4,126)               (4,697)
Net amortization                                         1,602                 1,564                 2,286
Net periodic pension cost                               $1,489                $1,620                $1,332

The reconciliation of the funded status of the plans at January 3, 1998 and December 28, 1996 is as follows:

                                                                           January 3,          December 28,
                                                                              1998                 1996
                                                                           Accumulated          Accumulated
                                                                              Plan                 Plan
                                                                            Benefits             Benefits
                                                                             Exceed               Exceed
                                                                           Plan Assets          Plan Assets
Actuarial present value of benefit obligation
  Vested benefit obligation                                               $  (45,503)           $  (41,578)
  Nonvested benefit obligation                                                  (539)                 (661)
Accumulated benefit obligation                                            $  (46,042)           $  (42,239)

Projected benefit obligation                                              $  (49,862)           $  (46,811)
Plan assets at fair value                                                     42,295                35,980
Projected benefit obligation in
  excess of plan assets                                                       (7,567)              (10,831)
Unrecognized net obligation at date of
  initial application, amortized over 15 years                                   552                   624
Unrecognized net loss                                                          7,307                 7,188
Unrecognized prior service cost                                               (1,111)               (1,222)
Recognition of minimum liability
  under SFAS No. 87                                                           (3,633)               (3,332)
Accrued pension cost                                                      $   (4,452)            $  (7,573)


Assumptions used in accounting for defined benefit pension plans are as follows:

                                                   1997        1997       1996       1996       1995       1995
                                                   Non-      Qualified    Non-     Qualified    Non-     Qualified
                                                 Qualified     Plans    Qualified    Plans    Qualified    Plans
                                                   Plan                   Plan                  Plan

Discount rate                                      7.0%        7.0%       7.25%      7.25%      7.0%       7.0%
Rate of increase in compensation levels             N/A        5.0%        N/A       5.0%        N/A       5.0%
Expected long-term rate of return on assets        8.0%        8.5%       8.0%       8.5%       8.0%       8.5%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consist of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $3,839, $4,095 and $4,263 in 1997, 1996 and 1995, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market mutual fund, a fixed income fund and/or three equity mutual funds. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 1997, 1996 and 1995 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $218, $229 and $239, respectively.

Note 14.  Stock Options and Shareholder Rights

The Company's stock plans provide for grants of stock options or stock awards aggregating 2,400,000 shares of Salant common stock to officers, key employees and, in certain cases, to directors.

The Company's stock plans authorized such grants (subject to certain restrictions applicable to certain stock options granted to directors) at such prices and pursuant to such other terms and conditions as the Stock Plan Committee may determine. Options may be nonqualified stock options or incentive stock options and may include stock appreciation rights. Exercise prices of options are equal to 100% of the fair market value of the Company's shares on the date of grant of the options. Options expire no later than ten years from the date of grant and become exercisable in varying amounts over periods ranging from the date of grant to five years from the date of grant.

The Restructuring Agreement provides that Salant will reserve 10% of the outstanding common stock, on a fully diluted basis, as of the consummation of the Debt Restructuring, (the "Effective Date"), in order to create new employee stock and stock option plans for the benefit of the members of management and the other employees of Salant. In addition, the Restructuring Agreement provides that, on the Effective Date, a management stock option plan will be authorized pursuant to which options to acquire a certain percentage of such 10% reserve will be granted to (i) the directors of Salant and (ii) those members of management of Salant selected by management and approved by the non-management members of the board of directors of Salant. The Restructuring Agreement also provides that the decision to grant any additional stock options from the balance of the 10% reserve referred to above, and the administration of the stock plans, will be at the discretion of the non-management members of the board of directors of Salant. In addition, the Restructuring Agreement provides that by agreement between Salant and its employees, all existing employee stock options and other equity based plans will be adjusted so that such options and equity based plans will be part of the above-referenced new employee stock and/or stock option plans (i.e., subsumed within the 10%) as agreed upon between
Apollo and Salant, subject to consultation with Magten.

The following table summarizes stock option transactions during 1995, 1996 and 1997:

                                                                                                 Weighted
                                                                                                  Average
                                                                                                  Exercise
                                                          Shares             Price Range             Price

Options outstanding at December 31, 1994                 1,157,208          $1.00-15.125
Options granted during 1995                                205,300        $3.3125-5.1875
Options exercised during 1995                              (33,334)               $2.625
Options surrendered or canceled during 1995                (65,601)          $3.00-12.00
Options outstanding at December 30, 1995                 1,263,573          $1.00-15.125         $6.50
Options granted during 1996                                 51,600            $3.32-3.94         $3.42
Options exercised during 1996                              (53,000)           $1.00-2.00         $1.94
Options surrendered or canceled during 1996               (228,433)          $2.75-12.00         $6.63
Options outstanding at December 28, 1996                 1,033,740         $1.625-15.125         $6.56
Options granted during 1997                              1,316,900         $2.0625-4.125         $3.65
Options exercised during 1997                              (76,500)         $1.625-2.625         $2.56
Options surrendered or cancelled during 1997              (930,747)        $2.625-15.125         $6.54
Options outstanding at January 3, 1998                   1,343,393        $2.0625-12.875         $3.95

Options exercisable at January 3, 1998                     191,392          $2.41-12.875         $6.02

Options exercisable at December 28, 1996                   910,028         $1.625-15.125         $6.88

The following tables summarize information about outstanding stock options as of January 3, 1998 and December 28, 1996:

                                                 Options Outstanding                        Options Exercisable

                                                       Weighted
                                     Number            Average          Weighted          Number          Weighted
                                 Outstanding at       Remaining         Average       Exercisable at       Average
   Range of Exercise Price           1/3/98        Contractual Life  Exercise Price       1/3/98       Exercise Price

        $2.0625 -$2.75                    305,300              9.55          $2.508             5,300           $2.731
        $2.813 - $4.00                    492,900              9.13           3.861            40,899            3.588
            $4.125                        400,000              9.22           4.125                 0                0
        $4.25 - $8.19                     131,567              5.43           6.346           131,567            6.346
       $9.82 - $12.875                     13,626              2.33          11.393            13,626           11.393

       $2.0625 - $12.875                 1,343,393              8.82           3.952           191,392            6.016



                                                       Weighted
                                     Number            Average          Weighted          Number          Weighted
                                 Outstanding at       Remaining         Average       Exercisable at       Average
   Range of Exercise Price          12/28/96       Contractual Life  Exercise Price      12/28/96      Exercise Price

       $1.625 - $2.625                    191,500              4.43           2.598           191,500            2.598
        $2.75 - $4.94                     129,150              8.77           3.923            45,064            4.159
       $5.125 - $5.875                    279,884              6.96           5.370           243,592            5.397
        $6.32 - $8.82                     232,113              6.57           7.615           228,779            7.634
       $9.82 - $15.125                    201,093              1.90          12.484           201,093           12.484

       $1.625 - $15.125                 1,033,740              5.65           6.564           910,028            6.875


The Company has a shareholder rights plan (the "Rights Plan"), which provides for a dividend distribution of one right for each share of Salant common stock to holders of record of the Company's common stock at the close of business on December 23, 1987. The rights will expire on December 23, 2002. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 20 percent or more of the Company's voting stock, or if a party announces an offer to acquire 30 percent or more of such voting stock. Each right, when exercisable, will entitle the holder to buy one one-hundredth of a share of a new series of cumulative preferred stock at a price of $30 per right or, upon the occurrence of certain events, to purchase either Salant common stock or shares in an "acquiring entity" at half the market value thereof. The Company will generally be entitled to redeem the rights at three cents per right at any time until the 10th day following the acquisition of a 20 percent position in its voting stock. In July 1993, the Rights Plan was amended to provide that an acquisition or offer by Apollo, or any of its subsidiaries will not cause the rights to become exercisable. The Restructuring Agreement provides that Salant's Rights Plan will be amended to permit the consummation of the Debt Restructuring without causing any of the Rights to become exercisable.

In summary, as of January 3, 1998, there were 1,343,392 shares of Common Stock reserved for the exercise of stock options and 567,022 shares of Common Stock reserved for future grants of stock options or awards.

All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1997 and 1996 was $3.65 and $3.42, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 4.46 years; and expected volatility of 211%. The outstanding stock options at January 3, 1998 have a weighted average contractual life of 8.82 years.

The Company accounts for the stock plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income/(loss) for 1997, 1996 and 1995 would have been $(19,951), $(9,692) and $192, respectively. The Company's pro forma net income/(loss) per share for 1997, 1996 and 1995 would have been $(1.32), $(0.64) and $0.01, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 15.  Deferred Liabilities

                                                                          January 3,          December 28,
                                                                                1998                  1996

Lease obligations                                                            $   196              $     93
Deferred pension obligations                                                   3,634                 4,865
Liability for settlement of chapter 11 claims                                  1,552                 3,905
                                                                              $5,382                $8,863

Note 16.  Commitments and Contingencies

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

In  1997,  1996  and  1995,  rental  expense  was  $7,689,  $7,563  and  $7,265, respectively. As of January 3, 1998, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

                           Fiscal Year

                           1998                                                  $ 5,144
                           1999                                                    4,210
                           2000                                                    3,759
                           2001                                                    3,475
                           2002                                                    2,805
                           Thereafter                                             27,967
                              Total                                              $47,360

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $2,500 in 1998, $2,300 in 1999 and $400 in 2000. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 17.  Discontinued Operations

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division in 1997 was $8,136, which included a charge of $4,459 for the write-off of goodwill. Net sales of the division were $2,822, $20,408 and $15,696 in 1997, 1996 and 1995, respectively. Additionally, in 1997, the Company recorded a charge of $1,330 to accrue for expected operating losses during the phase-out period. No income tax benefits have been allocated to the division's 1997, 1996 and 1995 losses.

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

In 1997, the net liabilities of discontinued operations have been included in accrued liabilities. In 1996, the net assets of the discontinued operations consist principally of accounts receivable, inventory, goodwill and accounts payable.

Note 18.  Consummation of the Plan of Reorganization

From the Consummation Date through January 3, 1998, pursuant to the Reorganization Plan, the Company made cash payments of $9,656, issued $111,851 of new 10-1/2% senior secured notes and issued 11.1 million shares of common stock to creditors in settlement of certain claims in the chapter 11 proceedings. Salant anticipates that an additional $1,805 in cash and an additional 206 thousand shares of common stock ultimately will have been distributed to creditors upon the final resolution of all remaining claims. Provisions for such distributions had previously been made in the consolidated financial statements.

Note 18.  Quarterly Financial Information (Unaudited)

                                                             Fiscal year ended January 3, 1998

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $396,832     $116,360      $110,871      $81,391      $88,210
Gross profit                                   84,474       20,886        27,236       16,567       19,785
Net income/(loss)                             (18,088)      (5,646)        5,212      (14,144)      (3,510)
Basic earnings/(loss) per share (a)            $(1.19)      $(0.37)       $0.34       $(0.94)       $(0.23)

                                  Fiscal year ended December 28, 1996

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.
Net sales                                    $417,711     $115,117      $117,159      $91,889      $93,546
Gross profit                                   94,913       27,048        29,059       17,164       21,642
Net income/(loss)                              (9,323)       6,116         6,335      (18,862)      (2,912)
Basic earnings/(loss) per share (a)            $(0.62)       $0.40        $0.42       $(1.25)       $(0.19)


Reference is made to Notes 3, 4 and 5 concerning fourth quarter adjustments during the years ended January 3, 1998 and December 28, 1996.

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

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                                 PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors (the "Board") consists of ten members divided into three classes, the first class consisting of three members, the second class consisting of two members and the third class consisting of four members. Presently there is one vacancy on the Board. The term of office of the first class ("Class One") expires at the Annual Meeting of Stockholders (the "Annual Meeting") scheduled for the year 2000; the term of the second class ("Class Two") expires at the 1999 Annual Meeting; and the term of the third class ("Class Three") expires at the 1998 Annual Meeting.

The following table sets forth certain information with respect to the persons who are members of the Board or executive officers of Salant.

---------------------------------------------

                                                                                            Director/Officer
          Name                Age     Positions and Offices                                  of Salant Since
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Jerald S. Politzer.......     52      Director - Class One; Chairman of the Board                 April 1997
                                      and Chief Executive Officer
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Harold Leppo.............     61      Director - Class One                                    September 1993
Edward M. Yorke..........     39      Director - Class One                                    September 1993
Bruce F. Roberts.........     74      Director - Class Two                                    September 1993
Marvin Schiller..........     64      Director - Class Two                                          May 1983
Robert H. Falk...........     59      Director - Class Three                                        May 1996
Ann Dibble Jordan........     63      Director - Class Three                                  September 1993
Robert Katz..............     31      Director - Class Three                                     August 1995
John S. Rodgers..........     68      Director - Class Three                                      March 1973
Philip A. Franzel........     50      Executive Vice President                                   August 1997
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                      and Chief Financial Officer
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Todd Kahn................     33      Executive Vice President, General Counsel                    June 1993
                                      and Secretary

-----------------------------------------------------------------
The business experience of each of the directors and executive officers during the past five years is as follows:

Jerald S.  Politzer  joined the Company as a director on March 24,  1997,  Chief
Executive Officer on April 1, 1997 and Chairman of the Board on May 13, 1997. From July 1989 to November 1996 he had been Executive Vice President of Melville Corporation, a diversified retailer. Mr. Politzer is a director of Norton McNaughton, Inc., a manufacturer of women's apparel.

Harold Leppo has been an independent retail consultant for more than the past five years. Mr. Leppo is a director of Filene's Basement, an operator of retail clothing stores; J. Baker, Inc., an operator of retail clothing stores; Napier Co., a jewelry manufacturer; and Royce Hosiery Mills, Inc., a hosiery manufacturer.

Edward M. Yorke has been an officer, since 1992, of Apollo Advisors, L.P., which, together with an affiliate, serves as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds. AIF II, L.P. is the general partner of Apollo Apparel Partners, L.P. ("Apollo Apparel"), the largest stockholder of Salant. From 1990 to 1992, Mr. Yorke was a vice president in the high yield capital markets group of BT Securities Corp. Mr. Yorke is a director of Aris Industries, Inc., an apparel manufacturer; and Telemundo Group, Inc., an operator of television stations.

Bruce F. Roberts is Executive Director of the Textile Distributors Association, a trade association, from September 1990. Prior to that time, Mr. Roberts was most recently Senior Vice President - Corporate Relations at Spring Industries, a textile manufacturer.

Marvin Schiller was Managing Director of A. T. Kearney, Inc., a management consulting firm, from May 1983 until his retirement as of January 1995. Dr. Schiller is a director of LePercq-Istel Fund, Inc., a mutual fund; Strategic Agricultural Management Corp., a software developer and marketer; and Tutor Time Learning Systems Inc., a childcare and educational company.

Robert H. Falk has been a principal, since April 1992, of Apollo Advisors, L.P., which, together with an affiliate, serves as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds. AIF II, L.P. is the general partner of Apollo Apparel, the largest stockholder of Salant. Mr. Falk is a director of Converse, Inc., a manufacturer of athletic and leisure footwear; Culligan Water Technologies, Inc., a manufacturer of water purification and treatment products; and Samsonite Corporation, a luggage manufacturer.

Ann Dibble Jordan has been an independent consultant for the last five years. Ms. Dibble Jordan is a director of Johnson & Johnson Corporation, a manufacturer and marketer of consumer healthcare products; The Travelers Corporation, a financial services and insurance firm; The Hechinger Company, a retailer of home improvement products; and Automatic Data Processing, Inc., a computer services company.

Robert Katz has been associated since 1990 with and is an officer of Apollo Advisors, L.P., which, together with an affiliate, serves as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds. AIF II, L.P. is the general partner of Apollo Apparel, the largest stockholder of Salant. Mr. Katz is a director of Alliance Imaging Inc., a medical imaging company; Aris Industries, Inc., an apparel manufacturer and Vail Resorts Inc., a resort operator.

John S. Rodgers is an independent consultant. From September 1993 until July 1995, Mr. Rodgers was Executive Vice President, Secretary and Senior Counsel of Salant. Prior to that time, Mr. Rodgers was Chairman of the Board of Directors of the Company since March 1991. Prior to June 1993, Mr. Rodgers had been General Counsel for more than the previous five years and prior to August 1995 he had been Secretary for more than the previous five years.

Mr. Franzel joined the Company as Executive Vice President and Chief Financial Officer on August 18, 1997. From 1993 until joining Salant Mr. Franzel was Executive Vice President and Chief Financial Officer of Ermenegildo Zegna Corp., a leading international manufacturer and marketer of men's apparel.

Mr. Kahn was elected Executive Vice President on May 13, 1997, Vice President and General Counsel on June 1, 1993, Assistant Secretary on September 22, 1993 and Secretary on August 15, 1995. He had been an attorney with the law firm of Fried, Frank, Harris, Shriver & Jacobson, outside counsel to the Company, since September 1988.

Each of the executive officers of Salant was elected at a meeting of the Board and will serve until the next Annual Meeting of the Board or until his successor has been duly elected and qualified. Section 16(a) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") requires the Company's directors and executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission reports of ownership and changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Based on written representations of the reporting persons, the Company believes that during the fiscal year ended January 3, 1998, such persons complied with all applicable Section 16(a) filing requirements.

Post-Debt Restructuring Board

The Restructuring Agreement provides that, if the Debt Restructuring is consummated, the existing members of the Board will resign and between five and seven new Board members will be elected by the shareholders. As provided for in the Restructuring Agreement, the nominees for the new Board will consist of: (i) Jerald S. Politzer, as the Chairman of the Board; (ii) between three and five members nominated by Magten, subject to consultation with the Company and other holders of the Senior Secured Notes, and (iii) one member designated by the current Board.

Payments to Management in Connection with Debt Restructuring

The  Restructuring  Agreement  provides  that  no  payments  will be made to the members of management under existing severance, employment and/or change-in-control agreements or any other arrangements solely as result of the consummation of the Debt Restructuring.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by Salant for fiscal years 1995 through 1997 for services in all capacities to the Company by all individuals serving as the Chief Executive Officer during the last completed fiscal year and each of the four most highly compensated other executive officers of Salant who were either (i) serving as executive officers at the end of the last completed fiscal year or (ii) served as executive officers for a portion of the last completed fiscal year but were not serving at year end (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------
                                                    Annual Compensation (a)             Long-Term Compensation
-------------------------------------------------------------------------------



                                                                                                Number of
                                                                                                Securities
                                                                          Other     Restricted  Underlying  Long-Term    All Other
                      Principal                                          Annual       Stock     Options    Incentive     Compen-
Name                  Positions          Year    Salary($)   Bonus($)  Compensation   Awards    Granted     Payouts      sation($)


Jerald S. Politzer    Chief
                      Executive
                      Officer (b)         1997    487,500    650,000(c)        0          0       400,000         0        29,644(d)



Philip A. Franzel     Executive
                      Vice President
                      and Chief
                      Financial           1997    109,615    150,000(c)        0          0        75,000         0                0
                      Officer (e)

Todd Kahn             Executive Vice
                      President,
                      General Counsel                                                                                          1,900
                      and Secretary(f)    1997    258,077        75,000        0          0        65,000         0              (g)

                      Vice President,
                      General Counsel
                      and Secretary       1996    201,923             0        0          0             0         0              792
                      Vice President,
                      General Counsel
                      and Secretary       1995    167,827             0        0          0        15,000         0              762





Nicholas P. DiPaolo
                      Chairman,
                      President and
                      Chief Executive     1997    632,211             0        0          0             0         0           22,339
                      Officer (h)                                                                                                (i)

                      Chairman,
                      President and       1996    625,000             0        0          0             0         0           22,239
                      Chief Executive
                      Officer

                      Chairman,           1995    602,885             0        0          0             0         0           22,239
                      President and
                      Chief Executive
                      Officer

Michael A. Lubin      Executive Vice
                      President and
                      Chief Operating     1997    236,923(k)          0        0          0      162,500          0            1,900
                      Officer (j)                                                                                                (g)

                      Executive Vice
                      President and       1996    400,000             0        0          0            0          0                0
                      Chief Operating
                      Officer

                      Executive Vice      1995     90,769             0        0          0            0          0                0
                      President and
                      Chief Operating
                      Officer

Richard P. Randall    Senior Vice
                      President and
                      Chief
                      Financial                                                                                                1,900
                      Officer (l)         1997    240,000             0        0          0            0          0              (g)
                      Senior Vice
                      President and
                      Chief
                      Financial
                      Officer             1996    320,000             0        0          0            0          0            1,800
                      Senior Vice
                      President,
                      Treasurer and
                      Chief
                      Financial
                      Officer             1995    283,077             0        0          0            0          0            1,800






-------------------------------------------------------------------------------

(a)      Includes amounts earned in fiscal year, whether or not deferred.
(b) Mr. Politzer joined the Company and was elected Chief Executive Officer on April 1, 1997. (c) Reflects a one-time minimum cash bonus for 1997 agreed to in lieu of a sign-up bonus. (d) Housing allowance of $21,000 and pre-employment expense reimbursement of $8,644.
(e) Mr. Franzel joined the Company and was elected Executive Vice President and Chief Financial Officer on August 18, 1997. (f) Mr. Kahn was elected Executive Vice President on May 13, 1997. (g) Matching contributions under the Company's Long Term Savings and Investment Plans (the "Savings Plan").
(h) Effective May 13, 1997, Mr. DiPaolo resigned from his positions at Salant.
(i) Consists of (i) premiums of $20,439 under a life insurance/salary continuation plan and (ii) matching contributions of $1,900 under the Savings Plan. (j) Effective July 31, 1997, Mr. Lubin resigned from his positions at Salant. (k) Excludes monthly retainer to Lubin Delano of $8,333.33 and one-time lump sum payment of $368,149 to Lubin Delano, pursuant to a letter agreement dated July
         18, 1997 (the "Lubin Agreement"). For a summary of the Lubin Delano Consulting Agreement with Salant, see Item 13. "Certain Relationships, and Related Transactions" herein.
(l) Effective April 1, 1997, Mr. Randall resigned from his positions at Salant.

Option Grants for Fiscal Year 1997

The following table sets forth information with respect to grants to the Named Executive Officers of options to purchase Common Stock in the last fiscal year.



                                           % of Total
                              Number of      Options                                 Potential Realizable Value at
                              Securities   Granted to                                Assumed Annual Rates of Stock
                              Underlying    Employees                                Price Appreciation for Option
                               Options      in Fiscal     Option       Expiration                 Term
               Name            Granted        Year         Price          Date
                                                                                           5%             10%
       Jerald Politzer            400,000      30.4298       $4.125     3/24/07          $1,037,676      $2,629,675

       Philip A. Franzel           75,000       5.7056        $2.34     8/18/07            $110,829        $280,431

       Todd Kahn                   65,000       4.9448        $4.00     4/14/07            $163,671        $414,625

       Nicholas P. DiPaolo              0            0            0        -                      0               0

       Michael Lubin              162,500      12.3621        $4.00     2/11/07*           $408,781      $1,035,932

       Richard P. Randall               0            0            0        -                      0               0


* Pursuant to the Lubin Agreement all such options expired on December 31, 1997.

Option Exercises and Values for Fiscal Year 1997

The following table sets forth as of January 3, 1998 for each of the Named Executive Officers (i) the total number of shares of Common Stock received upon exercise of options during fiscal year 1997, (ii) the value realized upon such exercise, (iii) the total number of unexercised options to purchase Common Stock (exercisable and unexercisable) held at January 3, 1998 and (iv) the value of such options which were in-the-money at January 3, 1998 (based on the difference between the closing price of Common Stock on January 2, 1998, the last trading day of the fiscal year ended January 3, 1998, and the exercise price of the option). The Company has not issued any stock appreciation rights.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                           Total Value of
                                                           Number of Securities              Unexercised
                                                          Underlying Unexercised            In-the-Money
                                                                  Options              Options Held at Fiscal
                                                             at Fiscal Year-End               Year-End(a)

------------------------------------------------------------------------------------------------------------------
Name                   Number of Shares
                         Acquired on         Value     Exercisable   Unexercisable   Exercisable    Unexercisable
                           Exercise        Realized
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Jerald S. Politzer                     0             0            0         400,000              0               0
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Philip A. Franzel                      0             0            0          75,000              0               0

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Todd Kahn                              0             0       30,000          70,000              0               0
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Nicholas P. DiPaolo
                                  65,000       $38,750            0               0              0               0
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Michael A. Lubin
                                       0             0            0               0              0               0
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 Richard P.  Randall
                                       0             0            0               0              0               0
-------------------------------------------------------------------------------------------------------------------
   ----------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------
(a) The closing price of the Common Stock on January 2, 1998, the last trading day of the fiscal year ended January 3, 1998, was $1.75 per share.

Performance Graph

The following table compares the cumulative total shareholder return on Salant Common Stock with the cumulative total shareholder returns of (x) the S&P 500 Textile-Apparel Manufacturers index and (y) the Wilshire 5000 index from December 1992 to December 1997. The return on the indices is calculated assuming the investment of $100 on December 31, 1992 and the reinvestment of dividends.

       Cumulative Total Shareholder Return December 1991 to December 1996

          Comparison of Five Year Cumulative Total Shareholder Return* Salant Corporation, Wilshire 5000, and S&P Textile Industry Index

            Date                                          Salant           Wilshire 5000          S&P Textile

                December 1992                            $100.00                 $100.00              $100.00
                December 1993                              80.78                  111.29                75.61
                December 1994                              62.98                  111.22                74.08
                December 1995                              42.45                  151.77                83.15
                December 1996                              34.23                  183.97               114.23
                December 1997                              19.17                  241.53               123.17

*Total return assumes reinvestment of dividends on a quarterly basis.

Employment Agreements

Mr. Politzer is a party to an agreement (the "Politzer Agreement"), dated as of March 24, 1997, which provides for his employment as Chief Executive Officer of Salant effective April 1, 1997 through March 31, 2000. The Politzer Agreement provides for the payment of a base salary in the amount of $650,000 per annum for the first twelve months of his employment, $700,000 per annum for the second twelve months of his employment and $750,000 for the third twelve months of his employment. Under the terms of the Politzer Agreement, Mr. Politzer is paid a cash bonus equal to 50% of his then current base salary if the Company generates actual pre-tax income for a year equal to at least 90% of the pre-tax income provided in the Company's annual business plan for such year. If the Company's actual pre-tax income for a year equals 100% of its annual business plan for such year, then he receives a cash bonus equal to 100% of his then current base salary. Actual pre-tax income in excess of the annual business plan for a year increases Mr. Politzer's incentive bonus by 1% of his then current base salary for each 1% increment of increased actual pre-tax income for the year. Pursuant to the Politzer Agreement, Mr. Politzer will receive a minimum cash bonus for the 1997 fiscal year, and no other fiscal year thereafter, in the amount of $650,000. If Mr. Politzer's employment is terminated by him for "good reason" (as defined in the Politzer Agreement) or by the Company without cause, Mr. Politzer will receive (i) his base salary at the annualized rate on the date his employment ends for a period ending on the later of (x) the Employment Period (as defined in the Politzer Agreement) or (y) twelve months following termination, (ii) any pro-rata bonus earned in the year his employment ends and
(iii) the right to exercise any stock options (whether or not then vested) for six months from the date his employment ends. If Mr. Politzer's employment ends as a result of death or Disability (as defined in the Politzer Agreement) he will receive (i) his base salary through the date of death or Disability and any bonus for any fiscal year earned but not yet paid, (ii) any pro-rata bonus earned in the year his employment ends, (iii) in the case of death only, a lump sum payment equal to three months base salary and (iv) the right to exercise any stock option (whether or not then vested) for a one year period.

Mr. Franzel is a party to an agreement (the Franzel Agreement), dated as of August 18, 1997, which provides for his employment as Executive Vice President, and Chief Financial Officer of Salant effective August 18, 1997 through December 31, 1999. The Franzel Agreement provides for the payment of a base salary in the amount of $300,000 per year. Commencing in August of 1998, Mr. Franzel's base salary will be reviewed for increase, and in no event shall the base salary be less than $300,000 per year. Under the terms of the Franzel Agreement, Mr. Franzel shall receive a minimum cash bonus of $150,000 for the 1997 fiscal year only, payable to Mr. Franzel within ninety (90) days after the end of the fiscal year. Under the terms of the Franzel Agreement, Mr. Franzel is entitled to receive a cash bonus equal to 40% of his then current base salary if the Company generates actual pre-tax income for a year equal to or greater than 90% and less than 100% of the pre-tax income provided in the Company's annual business plan for such year. If the Company's actual pre-tax income for a year is equal to or greater than 100% of its annual business plan for such year, then he receives a cash bonus equal to 50% of his then current base salary. Actual pre-tax income in excess of the annual business plan for a year increases Mr. Franzel's incentive bonus by 5% of his then current base salary for each 5% increment of increased actual pre-tax income for the year. If Mr. Franzel's employment is terminated by him for good reason (as defined in the Franzel Agreement) or by the Company without cause, Mr. Franzel will receive (i) his base salary at the annualized rate on the date his employment ends for a period ending on the later of (x) the Employment Period (as defined in the Franzel Agreement) or (y) twelve months following termination, (ii) any pro-rata bonus earned in the year his employment ends and (iii) the right to exercise any stock options (whether or not then vested) for six months from the date his employment ends. If Mr. Franzel's employment ends as a result of death or Disability ( as defined in the Franzel Agreement) he will receive (i) his base salary through the date of death or Disability and any bonus for any fiscal year earned but not yet paid, (ii) any pro-rata bonus earned through the date of death or Disability, (iii) in the case of death only, a lump sum payment equal to three months base salary and
(iv) the right to exercise any stock option (whether or not vested) for a one year period. Pursuant to the Franzel Agreement, all stock options outstanding will immediately vest upon a "Change of Control" (as defined in the Franzel Agreement).

Mr. Kahn is a party to an agreement (the "Kahn Agreement"), dated as of May 1, 1997, which provides for his employment as Executive Vice President, General Counsel and Secretary of Salant, effective May 1, 1997 through December 31, 1999. The Kahn Agreement provides for the payment of a base salary in the amount of $275,000 per year. Commencing in March of 1998, Mr. Kahn's base salary will be reviewed for increase, and in no event shall his base salary be less than $275,000 per year. Under the terms of the Kahn Agreement, Mr. Kahn is entitled to receive a cash bonus equal to 40% of his then current base salary if the Company generates actual pre-tax income for a year equal to or greater than 90% and less than 100% of the pre-tax income provided in the Company's annual business plan for such year. If the Company's actual pre-tax income for a year is equal to or greater than 100% of its annual business plan for such year, then he receives a cash bonus equal to 50% of his then current base salary. Actual pre-tax income in excess of the annual business plan for a year increases Mr. Kahn's incentive bonus by 5% of his then current base salary for each 5% increment of increased actual pre-tax income for the year. If Mr. Kahn's employment is terminated by him for "good reason" (as defined in the Kahn Agreement) or by the Company without cause, Mr. Kahn will receive (i) his base salary at the annualized rate on the date his employment ends for a period ending on the later of (x) the Employment Period (as defined in the Kahn Agreement) or (y) twelve months following termination, (ii) any pro-rata bonus earned in the year his employment ends and (iii) the right to exercise any stock options (whether or not then vested) for six months from the date his employment ends. If Mr. Kahn's employment ends as a result of death or Disability (as defined in the Kahn Agreement) he will receive (i) his base salary through the date of death or Disability and any bonus for any fiscal year earned but not yet paid, (ii) any pro-rata bonus earned through the date of death or Disability,
(iii) in the case of death only, a lump sum payment equal to three months salary and (iv) the right to exercise any stock option (whether or not vested) for a one year period. Pursuant to the Kahn Agreement, all stock options outstanding will immediately vest upon a "Change of Control" (as defined in the Kahn Agreement).

Mr. DiPaolo is party to an agreement (the "DiPaolo Agreement"), dated as of January 1, 1997, which provided for his employment as Chairman of the Board, President and Chief Executive Officer of Salant through December 31, 1997. The DiPaolo Agreement provided for the payment of a base salary in the amount of $625,000 from January 1, 1997 to December 31, 1997.

On May 13, 1997 (the "Termination Date"), Mr. DiPaolo exercised his right to terminate the agreement for "good reason" (as defined in the DiPaolo Agreement). Pursuant to the DiPaolo Agreement, Mr. DiPaolo was entitled to his base salary for the balance of 1997. Of such amount, and pursuant to the DiPaolo Agreement, $312,500 was paid as a lump-sum within ten days of the Termination Date, and the balance was paid in bi-weekly installments commencing six months after the Termination Date.

In addition to the foregoing, pursuant to the DiPaolo Agreement, Salant assigned to Mr. DiPaolo three insurance policies on his life owned by Salant, with an aggregate current cash surrender value of approximately $228,253.

Mr. Lubin is party to an agreement (the "Lubin Agreement"), dated as of July 18, 1997. Pursuant to the Lubin Agreement, effective as of July 31, 1997, Mr. Lubin resigned as President and Chief Operating Officer of Salant, and his employment with Salant ended as of that date. The Lubin Agreement provided for the continuation of Mr. Lubin's salary and the payment to Lubin Delano of its consulting fee pursuant to the Lubin Delano Agreement through July 31, 1997 (For a discussion of the Lubin Delano Agreement, see Item 13-Certain Relationships and Related Transactions below). Additionally, the Lubin Agreement provided for a one-time lump sum payment of $368,149.00 to Lubin Delano.

Mr. Randall is party to an agreement (the "Randall Agreement"), dated as of February 24, 1997. Pursuant to the Randall Agreement, effective as of April 1, 1997, Mr. Randall resigned as Senior Vice President and Chief Financial Officer of Salant and his employment with Salant ended as of that date. The Randall Agreement provided for a severance period beginning April 1, 1997 and ending on the earlier of (i) the day Mr. Randall commences Full Time Employment (as defined in the Randall Agreement) and (ii) six (6) months from April 1, 1997.

Compensation Committee Interlocks and Insider Participation

The members of the Company's Compensation and Stock Plan Committees are Messrs. Leppo, Schiller and Yorke, none of whom were (i) during the 1997 fiscal year, an officer of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.

Joint Report of the Compensation and Stock Plan
Committees on Executive Compensation

This report sets forth the compensation policies that guide decisions of the Compensation and Stock Plan Committees with respect to the compensation of the Company's executive officers. This report also reviews the rationale for pay decisions that affected Mr. Politzer during the 1997 fiscal year, and, in that regard, offers additional insight into the figures that appear in the compensation tables which are an integral part of the overall disclosure of executive compensation. Any consideration of pay-related actions that may become effective in future fiscal years are not reported in this statement.

Committee Responsibility. The central responsibility of the Compensation Committee is to oversee compensation practices for the Company's executive officers. In this capacity, it reviews salaries, benefits, and other compensation paid to the Company's executive officers and recommends actions to the full Board of Directors with respect to these matters. The Stock Plan Committees administer the Company's 1987, 1988, 1993 and 1996 Stock Plans and, in this role, are responsible for granting stock options to all of the Company's eligible employees, including its officers.

Statement of Compensation Policy. In the context of their oversight roles, the Compensation and Stock Plan Committees are dedicated to ensuring that the Company's financial resources are used effectively to support the achievement of its short-term and long-term business objectives. In general, it is the policy of the Company that executive compensation (a) reflect relevant market standards for individuals with superior capabilities so as to ensure that the Company is effectively positioned to recruit and retain high-performing management talent;
(b) be driven substantially by the Company's performance as measured by the achievement of internally generated earnings targets; and (c) correlate with share price appreciation, thereby coordinating the interests of management and shareholders.
Percentile objectives are not specified in setting executive compensation.

The members of the Compensation and Stock Plan Committees believe that the Company's executive compensation program is well structured to achieve its objectives. These objectives are satisfied within the context of an overall executive pay system that is comprised of a market driven base salary, variable incentive compensation and options to purchase the Company's Common Stock.

Description of Compensation Practices.It is the Company's practice to enter into employment agreements with its executive officers. These agreements specify the various components of compensation, including, among others, base salary and incentive compensation.

Base Salary. Base salaries for the Company's executive officers are defined in their respective employment agreements, and, in the view of the Compensation Committee, reflect base pay levels that generally are being commanded by high-quality management in the marketplace. The Compensation Committee's normal practice is to review each executive officer's salary at the time of contract renewal, at which point adjustments are recommended to ensure consistency with pay expectations in the apparel industry and to reflect the extent of the executive's contribution to corporate performance over time. Mr. Politzer's base salary for 1997 was established pursuant to an agreement, dated as of March 24, 1997. Mr. Politzer's compensation represents a negotiated rate that reflects market prices for executives of his caliber and experience.

Incentive Compensation.Incentive compensation payments to executive officers are based on the Company's performance and are intended to motivate the Company's executive officers to maximize their efforts to meet and exceed key earnings goals. The specific terms of each incentive arrangement are individually negotiated, but, in general, executive officers can earn incremental cash compensation based on the extent to which the Company achieves and exceeds annual earnings targets. Ordinarily, executive officers are paid a fixed cash award in years when actual pre-tax income (before amortization of intangibles and after any reserve for contingencies) equals 100% of the annual business plan. Smaller awards are paid when earnings fall below plan levels, and greater payments are made when results exceed plan. There is no limit on the overall incentive opportunity; however, in a year in which operating income falls below 90% of the annual business plan, no incentive compensation payments are made. Mr. Politzer's incentive compensation is designed to align the bonus, if any, with the performance of the Company.

Stock Plans. The Company reinforces the importance of producing attractive returns to shareholders over the long term through the operation of its 1987, 1988, 1993 and 1996 Stock Plans. Stock options granted pursuant to the Stock Plans provide recipients with the opportunity to acquire an equity interest in the Company and to participate in the increase in shareholder value reflected in an increase in the price of Company shares. Exercise prices of options are ordinarily equal to 100% of the fair market value of the Company's shares on the date of grant of the option. This ensures that executives will derive benefits as shareholders realize corresponding gains. To encourage a long-term perspective, options are assigned a 10-year term, and most options become exercisable in equal installments on the first, second and third anniversaries of the date of grant. Stock options granted to executive officers typically are considered when employment agreements are initiated or renewed. In recent years, the Stock Plan Committees have based their decisions to grant stock options on competitive factors, their understanding of current industry compensation practices and their assessment of individual potential and performance. By granting stock options, the Committees are not only addressing market demands with respect to total compensation opportunities, but are also effectively reinforcing the Company's policy of encouraging executive stock ownership in support of building shareholder value. Mr. Politzer has been granted stock options which vest at the rate of 25% on the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date to incentivize Mr. Politzer to promote long-term shareholder value.

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code ("Section 162(m)") generally disallows a federal income tax deduction to any publicly-held corporation for compensation paid in excess of $1 million in any taxable year to the chief executive officer or any of the four other most highly compensated executive officers who are employed by the Company on the last day of the taxable year. In 1997, Section 162(m) will only affect the tax deductibility of a portion of the compensation paid to Mr. Politzer.

Summary. The Compensation and Stock Plan Committees are responsible for a variety of compensation recommendations and decisions affecting the Company's executive officers. By conducting their decision-making within the context of a highly integrated, multicomponent framework, the Committees ensure that the overall compensation offered to executive officers is consistent with the Company's interest in providing competitive pay opportunities which reflect its pay-for-performance orientation and support its short-term and long-term business mission. The Compensation and Stock Plan Committees will continue to actively monitor the effectiveness of the Company's executive compensation plans and assess the appropriateness of executive pay levels to assure prudent application of the Company's resources.

                                    Marvin Schiller, Chairman
                                    Harold Leppo
                                    Edward M. Yorke

Other Information Regarding the Directors

During the 1997 fiscal year, there were eight meetings of the Board of Directors. Directors who are not employees of Salant are paid an annual retainer of $13,000 and an additional fee of $600 for attendance at each meeting of the Board or of a committee of the Board (other than the Executive Committee) as well as $5,000 per year for service on the Executive Committee, $3,000 per year for service on the Audit Committee, $2,000 per year for service on the Compensation Committee, $2,000 per year for service on the Qualified Plan Committee and $1,000 per year for service on the Nominating Committee. In addition, the Chairman of each Committee is paid an annual fee of $1,000. During the 1997 fiscal year, none of the directors attended fewer than 75 percent of the aggregate number of meetings held by (i) the Board during the period that he or she served as a director, with the exception of Messrs. Cogut and Falk and
(ii) the Committees of which he or she was a member during the period that he or she served on these Committees.

The Board has established five standing committees to assist it in the discharge of its responsibilities.

The Executive Committee met three times during the 1997 fiscal year. The members of the Committee are to Messrs. Politzer, Schiller, and Yorke and prior to May 13, 1997, Mr. DiPaolo. The Committee, to the extent permitted by law, may exercise all the power of the Board during intervals between meetings of the Board.

The Audit Committee met two times during the 1997 fiscal year. The members of the Committee are Messrs. Katz, Leppo and Roberts. The Committee meets independently with the Director of the Internal Audit Department, representatives of Salant's independent auditors and the Company's Chief Financial Officer and reviews the general scope of the audit, the annual financial statements of the Company and the related audit report, the fees charged by the independent auditors and matters relating to internal control systems. The Committee is responsible for reviewing and monitoring the performance of non-audit services by Salant's independent auditors and for recommending to the Board the selection of Salant's independent auditors.

The Compensation and Stock Plan Committees met eight times during the 1997 fiscal year. The members of the Committees are Messrs. Leppo, Schiller and Yorke. The Committees are responsible for reviewing and recommending to the Board compensation for officers and certain other management employees and for administering and granting awards under the stock plans.

The Nominating Committee met once during the 1997 fiscal year. The members of the Committee were Ms. Dibble Jordan and Mr. Roberts and, prior to November 24, 1997, Mr. Cogut. The Committee is responsible for proposing nominees for director for election by the stockholders at each Annual Meeting and proposing candidates to fill any vacancies on the Board.

 The Qualified Plan Committee met twice during the 1997 fiscal year. The members of the Committee are Ms. Dibble Jordan and Messrs. Roberts, Rodgers and Kahn. The Committee is responsible for overseeing the administration of the Company's pension and savings plans.

Salant Corporation Retirement Plan

Salant sponsors the Salant Corporation Retirement Plan (the "Retirement Plan"), a noncontributory, final average pay, defined benefit plan. A participant becomes vested upon completion of 5 years of service. The Retirement Plan provides pension benefits and benefits to surviving spouses of participants who die prior to retirement. At normal retirement, a member receives an annual pension benefit for life equal to the greater of (a) the sum of 0.65% of his/her average final annual compensation for the highest 5 consecutive years of the last 15 years preceding retirement ("final average compensation") not in excess of 140% of the average Social Security wage base for the 35-year period ending with retirement ("covered compensation") plus 1.25% of final average compensation in excess of covered compensation multiplied by the number of years of his/her credited service not in excess of 35, or (b) $96 multiplied by the number of years of his/her credited service, but not to exceed $2,880. A
participant   may  elect  an  actuarially   reduced  benefit  at  his/her  early
retirement. The benefit formula of the Retirement Plan was amended in October 1991 effective as of December 1, 1989. A participant's benefit under the Retirement Plan will never be less than the greater of his/her accrued benefit under the terms of such plan prior to (a) the effective date of the amendment or
(b) January 1, 1994. The benefit formula prior to amendment was 1 1/4 % of a participant's average final annual compensation for the highest 5 consecutive years of the last 15 years preceding retirement multiplied by the number of years of his/her credited service not in excess of 30, minus up to 50% of primary social security, prorated for fewer than 30 years of service. The following table shows the annual pension benefits which would be payable to members of the Retirement Plan at normal retirement after specific periods of service at selected salary levels, assuming the continuance of the Retirement Plan.



      Estimated Annual Pension Payable to Member Upon Retirement at Age 65

                                                              Number of Years of Service (b)
-----------------------------------------------------------------------------------------------------------------

          Average Annual Compensation in                10          20           25          30          35
       Highest Five Consecutive Years of the
       Last 15 Years Preceding Retirement(a)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        $60,000...................................      $5,038     $10,077      $12,596     $15,115     $17,635
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
          80,000..................................       7,538      15,077       18,846      22,615      26,385
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        100,000...................................      10,038      20,077       25,096      30,115      35,135
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        120,000...................................      12,538      25,077       31,346      37,615      43,885
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        150,000...................................      16,288      32,577       40,721      48,865      57,010
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        180,000...................................      17,538      35,077       43,846      52,615      61,385
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
        200,000...................................      17,538      35,077       43,846      52,615      61,385
-----------------------------------------------------------------------------------------------------------------

-------

(a) Effective from 1989 through 1993, no more than $200,000 of compensation (adjusted for inflation) may be recognized for the purpose of computing average annual compensation. Subsequent to 1993, no more than $150,000 of compensation (adjusted for inflation) may be recognized for such purpose.
(b) Messrs. Kahn, DiPaolo, Lubin and Randall have, respectively, 4 years, 12 years, 1 year and 6 years of credited service under the Retirement Plan.

Mr. DiPaolo was a participant in the Manhattan Industries, Inc. Employees Benefit Plan (the "Manhattan Plan"), which was merged into the Retirement Plan as of March 1, 1992. His years of service as a participant in the Manhattan Plan will be considered in determining his benefits under the Retirement Plan. Furthermore, his benefits under the Retirement Plan will never be less than his accrued benefits under the terms of the Manhattan Plan determined as of January 31, 1989. The benefit formula of the Manhattan Plan was the product of (a) the sum of (i) 0.50% of the participant's average annual compensation for any 36-consecutive month period of his employment ("final average compensation") in excess of his covered compensation plus (ii) 1.00% of his final average compensation in excess of covered compensation multiplied by (b) the number of his years of service.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to each person who is known to Salant to be the "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than 5% of the outstanding shares of Common Stock..

                    Beneficial Owners of More than 5% of the Outstanding Shares of Salant Common Stock

--------------------------------------------------------------------------------------------------------------------
                   Name and Address                              Amount and Nature of               Percent of
                  of Beneficial Owner                            Beneficial Ownership                Class(a)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Apollo Apparel Partners, L.P...........................               5,924,352                       39.6%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York 10577
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
DDJ Capital Management, LLC............................               1,809,100                       12.1%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
   141 Linden Street, Suite 4
  Wellesley, MA 02181
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

 -------

--------------------------------------------------------------------------------------------------------------------
(a)      This  percentage is calculated on the basis of 14,964,608  shares  outstanding  as of March 16,  1998,  excluding those shares held by or for the account of Salant.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information as of March 16, 1998 with respect to the beneficial ownership of Common Stock by each of the directors of Salant, the Named Executive Officers and all directors and executive officers of Salant as a group.

                 Beneficial Ownership of Salant Common Stock by
                   Directors and Executive Officers of Salant

   Name of Beneficial Owner                                         Amount and Nature of            Percent of
                                                                   Beneficial Ownership(a)           Class(b)



   Nicholas P. DiPaolo........................................                               0          *
   Robert H. Falk.............................................                    5,925,652(c)        39.6%
   Philip A. Franzel..........................................                        1,000(d)          *
   Ann Dibble Jordan..........................................                        2,200(e)          *
   Todd Kahn .................................................                       71,500(f)          *
   Robert Katz................................................                    5,925,952(g)        39.6%
   Harold Leppo...............................................                        2,200(h)          *
   Michael A. Lubin...........................................                               0          *
   Jerald S. Politzer.........................................                      145,000(i)         1.0%
   Richard P. Randall.........................................                               0          *
   Bruce F. Roberts...........................................                        6,200(j)          *
   John S. Rodgers............................................                      433,787(k)         2.9%
   Marvin Schiller............................................                       16,434(l)          *
   Edward M. Yorke............................................                    5,926,552(m)        39.6%
   All directors and executive officers as a group (14                            6,607,773(n)        43.6%
      persons)................................................
_
-----
-------------------------------
-------------------------------------------------------------------------
*        Represents less than one percent.

(a) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days following March 16, 1998.

(b) As of March 16, 1998, there were 14,964,608 shares outstanding, excluding those shares held by or for the account of Salant. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has the right to acquire within 60 days following March 16, 1998 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(c) This amount includes 5,924,352 shares beneficially owned by Apollo Apparel and 1,300 shares issuable upon the exercise of stock options. The general partner of Apollo Apparel is AIF II, L.P., the managing general partner of which is Apollo Advisors, L.P. Mr. Falk is a principal of Apollo Advisors, L.P. He disclaims beneficial ownership of any shares of Common Stock held by Apollo Apparel.

(d)       This amount represents 1,000 shares held directly by Mr. Franzel.

(e) This amount represents 2,200 issuable upon the exercise of stock options.

(f) This amount includes 4,000 shares held directly and 67,500 shares issuable upon the exercise of stock options.

(g) This amount includes 5,924,352 shares beneficially owned by Apollo Apparel and 1,600 shares issuable upon the exercise of stock options. The general partner of Apollo Apparel is AIF II, L.P., the managing general partner of which is Apollo Advisors, L.P. Mr. Katz is an officer of Apollo Advisor, L.P.
         He disclaims beneficial ownership of any shares of Common Stock held by Apollo Apparel.

(h) This amount represents 2,200 issuable upon the exercise of stock options.

(i) This amount includes 45,000 shares held directly and 100,000 shares issuable upon the exercise of stock options.

(j) This amount includes 4,000 shares held directly and 2,200 shares issuable upon the exercise of stock options.

(k) This amount includes 424,280 shares held directly by Mr. Rodgers, 1,300 shares issuable upon the exercise of stock options, 2,284 shares held through the Company's Long Term Savings and Investment Plan (the "Savings Plan") and 5,923 shares held by the Margaret S. Vickery Trust, of which Mr. Rodgers is a co-trustee. As to the shares held by the Margaret S. Vickery Trust, Mr. Rodgers shares voting and investment power with a co-trustee. He disclaims beneficial ownership with respect to the shares held by the Trust.

(l) This amount includes 11,234 shares held directly and 5,200 shares issuable upon the exercise of stock options.

(m) This amount includes 5,924,352 shares beneficially owned by Apollo Apparel and 2,200 shares issuable upon the exercise of stock options. The general partner of Apollo Apparel is AIF II, L.P., the managing partner of which is Apollo Advisors, L.P. Mr. Yorke is an officer of Apollo Advisors, L.P. He disclaims beneficial ownership of any shares of Common Stock held by Apollo Apparel.

(n) The 6,607,773 shares held by all directors and executive officers of Salant as a group counts the 5,924,352 shares held by Apollo Apparel (discussed in notes (c), (g) and (m) above) once. Such 6,607,773 shares include (i) 6,419,789 shares held directly by, or attributable to, directors and executive officers, (ii) 2,284 shares held through the Savings Plan by an executive officer, and (iii) 185,700 shares issuable upon the exercise of stock options held by all directors and executive officers that are exercisable on, or may become exercisable within sixty days of, March 16, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, no transactions have occurred since December 31, 1996 to which Salant was or is to be a party and in which directors, executive officers or control persons of Salant, or their associates, had or are to have a direct or indirect material interest.

Pursuant to an agreement, dated December 1, 1995 (the "Lubin Delano Consulting Agreement"), the Company has retained Lubin Delano to render certain financial advisory and investment banking services to the Company for a monthly retainer of $8,333.33. Under the Lubin Delano Consulting Agreement, Lubin Delano may receive a bonus equal to 100% of its annual retainer if the company's pre-tax income for the year equals 100% of the pre-tax income provided in the Company's annual business plan. Actual pre-tax income in excess of the annual business plan increases Lubin Delano's bonus by 20% of its retainer for each full five percentage point increment of increased pre-tax income for the year. The term of Lubin Delano's engagement is coterminous with the employment of Michael A. Lubin by the Company. Effective with Mr. Lubin's resignation on July 31, 1997 the Lubin Delano Consulting Agreement was terminated, and pursuant to the Lubin Agreement, a one-time lump sum payment of $368,149 was made to Lubin Delano (for a discussion of the Lubin Agreement, see Item 11. Executive Compensation).

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

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

The following Financial Statement Schedule for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 is filed as part of this Annual Report:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                       SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                               COLUMN B              COLUMN C                  COLUMN D               COLUMN E

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period

YEAR ENDED JANUARY 3, 1998:

Accounts receivable allowance
  for doubtful accounts                  $2,806           $195             $--          $907 (A)                 $2,094

Reserve for business restructuring       $2,969         $2,066             $--       $ 2,271 (B)                 $2,764

YEAR ENDED DECEMBER 28, 1996:

Accounts receivable allowance
  for doubtful accounts                  $3,007         $(112)             $--           $89 (A)                 $2,806

Reserve for business restructuring       $1,569        $11,730             $--       $10,330 (B)                 $2,969

YEAR ENDED DECEMBER 30, 1995:

Accounts receivable - allowance
  for doubtful accounts                  $2,565         $1,510            $  --        $1,068 (A)                 $3,007

Reserve for business restructuring    $    --           $3,550            $  --        $1,981 (B)                 $1,569

NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 3, 1998.

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

10.6           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement.                    Form 10-K for fiscal year 1988.

10.7           Form of Salant Corporation                        Exhibit 19.8 to
               1988 Stock Plan Director                          Annual Report on
               Agreement.                                        Form 10-K for fiscal
                                                                 year 1988.

10.8           License Agreement, dated                          Exhibit 19.1 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.9           License Agreement, dated                          Exhibit 19.2 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for
               Perry Ellis International Inc.                    fiscal year 1992.
               and Salant Corporation regarding
               men's dress shirts.

10.10          Employment Agreement, dated                       Exhibit 10.36 to
               as of September 20, 1993, between                 Quarterly Report on
               Nicholas P. DiPaolo and                           Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.11          Employment Agreement, dated                       Exhibit 10.38 to
               as of July 30, 1993, between                      Quarterly Report on
               Richard P. Randall and                            Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.12          Agreement, dated as of                            Exhibit 10.33 to Annual Report on
               September 22, 1993, between Nicholas              Form 10-K for Fiscal Year 1993.
               P. DiPaolo and Salant Corporation. *

10.13          Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual
               Stock Plan Directors' Option                      Report on Form
               Agreement. *                                      10-K for Fiscal Year 1993.

10.14          Letter Agreement, dated as of                     Exhibit 10.45 to
               August 24, 1994, amending the                     Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated                         quarter ended October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.15          Letter Agreement, dated                           Exhibit 10.47 to
               October 25, 1994, amending the                    Quarterly Report on
               Employment Agreement, dated                       Form 10-Q for the
               July 30, 1993, between Richard                    quarter ended October 1, 1994.
               Randall and Salant Corporation. *

10.16          Third Amendment to Credit Agreement,              Exhibit 10.48 to Current Report on
               dated February 28, 1995, to the                   Form 8-K, dated March 2, 1995.
               Revolving Credit, Factoring and
               Security Agreement, dated
               September 20, 1993, as amended,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.17          Salant Corporation Retirement Plan,               Exhibit 10.23 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.18          Salant Corporation Pension Plan,                  Exhibit 10.24 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.19          Salant Corporation Long Term Savings              Exhibit 10.25 to Annual Report on
               and Investment Plan as amended                    Form 10-K for Fiscal Year 1994.
               and restated. *

10.20          Letter Agreement, dated                           Exhibit 10.26 to Annual Report on
               February 15, 1995, amending the                   Form 10-K for Fiscal Year 1994.
               Employment Agreement, dated
               July 30, 1993, between Richard
               Randall and Salant Corporation. *

10.21          Fourth Amendment to Credit                        Exhibit 10.27 to
               Agreement, dated as of March 1,                   Quarterly Report
               1995, to the Revolving Credit,                    on Form 10-Q for
               Factoring and Security Agreement,                 the quarter
               dated as of September 20, 1993,                   ended April 1,
               as amended, between Salant                        1995.
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.22          Fifth Amendment to Credit                         Exhibit 10.29
               Agreement, dated as of                            to Quarterly
               June 28, 1995, to the                             Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.23          Sixth Amendment to Credit                         Exhibit 10.30
               Agreement, dated as of                            to Quarterly
               August 15, 1995, to the                           Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.24          Letter from The CIT Group/                        Exhibit 10.31
               Commercial Services, Inc.,                        to Quarterly
               dated as of July 11, 1995,                        Report on
               regarding the waiver of a                         Form l0-Q for
               default.                                          the quarter
                                                                 ended July 1,
                                                                 1995.

10.25          Letter Agreement between                          Exhibit 10.31
               Salant Corporation and The                        to Quarterly
               CIT Group/Commercial Services,                    Report on
               Inc. dated as of July 11, 1995,                   Form l0-Q for
               regarding the Seasonal Overadvance                the quarter
               Subfacility.                                      ended July 1,
                                                                 1995.

10.26          Letter Agreement, dated as of                     Exhibit 10.33 to
               August 31, 1995, amending the                     Quarterly Report
               Employment Agreement, dated                       on Form l0-Q for
               September 20, 1993, between                       the quarter
               Nicholas P. DiPaolo and                           ended September
               Salant Corporation. *                             30, 1995.

10.27          Letter Agreement, dated                           Exhibit 10.33 to
               December 1, 1995, between                         Annual Report on
               Lubin, Delano & Company and                       Form 10-K for
               Salant Corporation.                               fiscal year 1995.

10.28          Seventh Amendment to Credit                       Exhibit 10.34 to
               Agreement, dated as of                            Annual Report on
               March 27, 1996, to the                            Form 10-K for
               Revolving Credit, Factoring                       fiscal year 1995.
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.29          First Amendment to the Salant                     Exhibit 10.35 to
               Corporation Retirement Plan, dated                Quarterly Report on
               as of January 31, 1996.                           Form 10-Q for the
                                                                 quarter ended
                                                                 March 30, 1996.

10.30          First Amendment to the Salant                     Exhibit 10.36 to
               Corporation Long Term Savings and                 Quarterly Report on
               Investment Plan, effective as of                  Form 10-Q for the
               January 1, 1994.                                  quarter ended
                                                                 March 30, 1996.

10.31          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to
               dated as of June 1, 1996, to the                  Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.32          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to
               dated as of August 16,1996, to the                Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.33          Employment Agreement, dated as                    Exhibit 10.39 to Annual Report on
               of January 1, 1997, between                       Form 10-K for Fiscal Year 1996.
               Nicholas P. DiPaolo and
               Salant Corporation. *

10.34          Salant Corporation 1996 Stock Plan                Exhibit 10.40 to Annual Report on
                         Form 10-K for Fiscal Year 1996.

10.35          Tenth Amendment to Credit Agreement,              Exhibit 10.41 to Annual Report on
               dated as of February 20, 1997, to                 Form 10-K for Fiscal Year 1996.
               the Revolving Credit, Factoring and Security Agreement,  dated as of September 20, 1993, as amended, between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.36          Employment Agreement, dated as                    Exhibit 10.42 to Annual Report on
               of February 11, 1997, between                     Form 10-K for Fiscal Year 1996.
               Michael A. Lubin and
               Salant Corporation. *

10.37          Employment Agreement, dated as                    Exhibit 10.43 to Annual Report on
               of March 24, 1997, between                        Form 10-K for Fiscal Year 1996.
               Jerald S. Politzer and
               Salant Corporation. *

10.38          Employment Agreement, dated as of                 Exhibit 10.44 to Quarterly Report on
               May 1, 1997, between Todd Kahn and                Form 10-Q for the quarter ended
               Salant Corporation.                               June 28, 1997.

10.39          Employment Agreement, dated as of                 Exhibit 10.45 to Quarterly Report on
               August 18, 1997 between Philip A.                 Form 10-Q for the quarter ended
               Franzel and Salant Corporation.                   June 28, 1997.

10.40          Eleventh Amendment to Credit                      Exhibit 10.46 to Quarterly Report on
               Agreement, dated as of                            Form 10-Q for the quarter ended
               August 8, 1997, to the Revolving                  June 28, 1997.
               Credit, Factoring and Security
               Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.41          Letter Agreement, dated as of                     Exhibit 10.47 to Quarterly Report on
               July 18, 1997, between                            Form 10-Q for the quarter ended
               Michael A. Lubin,                                 June 28, 1997.
               Lubin Delano & Company and Salant
               Corporation.

10.42          Letter Agreement, dated                           Exhibit 10.48 to Current Report on
               March 2, 1998, by and among Salant                Form 8-K dated March 4, 1998.
               Corporation, Magten Asset Management
               Corp., as agent on behalf of
               certain of its accounts, and Apollo
               Apparel Partners, L.P.

10.43          Twelfth Amendment and Forbearance                 Exhibit 10.49 to Current Report on
               Agreement to Credit Agreement, dated              Form 8-K dated March 4, 1998.
               as of March 2, 1998, by and between
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

21             List of Subsidiaries of the Company

27             Financial Data Schedule

* constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SALANT CORPORATION

Date:   March 31, 1998                           By:/s/   Philip A. Franzel
                                                 Executive Vice President and
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 31, 1998.

         Signature                         Title

         /s/ Jerald S. Politzer            Chairman of the Board,
         Jerald S. Politzer              President and Chief Executive Officer
                                        (Principal Executive Officer); Director

         /s/ Philip A. Franzel            Executive Vice President
         Philip A. Franzel               and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



         /s/ Robert Falk                           /s/ Bruce F. Roberts
         Robert Falk       Director                  Bruce F. Roberts Director

         /s/ Ann Dibble Jordan                     /s/ John S. Rodgers
         Ann Dibble Jordan  Director                John S. Rodgers   Director

         /s/ Robert Katz                           /s/ Marvin Schiller
         Robert Katz        Director                   Marvin Schiller Director

         /s/ Harold Leppo                         /s/ Edward M. Yorke
         Harold Leppo       Director                   Edward M. Yorke Director

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS


                                       to


                                    FORM 10-K


                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

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

10.6           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement.                    Form 10-K for fiscal year 1988.

10.7           Form of Salant Corporation                        Exhibit 19.8 to
               1988 Stock Plan Director                          Annual Report on
               Agreement.                                        Form 10-K for fiscal
                                                                 year 1988.

10.8           License Agreement, dated                          Exhibit 19.1 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.9           License Agreement, dated                          Exhibit 19.2 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for
               Perry Ellis International Inc.                    fiscal year 1992.
               and Salant Corporation regarding
               men's dress shirts.

10.10          Employment Agreement, dated                       Exhibit 10.36 to
               as of September 20, 1993, between                 Quarterly Report on
               Nicholas P. DiPaolo and                           Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.11          Employment Agreement, dated                       Exhibit 10.38 to
               as of July 30, 1993, between                      Quarterly Report on
               Richard P. Randall and                            Form 10-Q for the
               Salant Corporation. *                             quarter ended October 2, 1993.

10.12          Agreement, dated as of                            Exhibit 10.33 to Annual Report on
               September 22, 1993, between Nicholas              Form 10-K for Fiscal Year 1993.
               P. DiPaolo and Salant Corporation. *

10.13          Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual
               Stock Plan Directors' Option                      Report on Form
               Agreement. *                                      10-K for Fiscal Year 1993.

10.14          Letter Agreement, dated as of                     Exhibit 10.45 to
               August 24, 1994, amending the                     Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated                         quarter ended October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.15          Letter Agreement, dated                           Exhibit 10.47 to
               October 25, 1994, amending the                    Quarterly Report on
               Employment Agreement, dated                       Form 10-Q for the
               July 30, 1993, between Richard                    quarter ended October 1, 1994.
               Randall and Salant Corporation. *

10.16          Third Amendment to Credit Agreement,              Exhibit 10.48 to Current Report on
               dated February 28, 1995, to the                   Form 8-K, dated March 2, 1995.
               Revolving Credit, Factoring and
               Security Agreement, dated
               September 20, 1993, as amended,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.17          Salant Corporation Retirement Plan,               Exhibit 10.23 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.18          Salant Corporation Pension Plan,                  Exhibit 10.24 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.19          Salant Corporation Long Term Savings              Exhibit 10.25 to Annual Report on
               and Investment Plan as amended                    Form 10-K for Fiscal Year 1994.
               and restated. *

10.20          Letter Agreement, dated                           Exhibit 10.26 to Annual Report on
               February 15, 1995, amending the                   Form 10-K for Fiscal Year 1994.
               Employment Agreement, dated
               July 30, 1993, between Richard
               Randall and Salant Corporation. *

10.21          Fourth Amendment to Credit                        Exhibit 10.27 to
               Agreement, dated as of March 1,                   Quarterly Report
               1995, to the Revolving Credit,                    on Form 10-Q for
               Factoring and Security Agreement,                 the quarter
               dated as of September 20, 1993,                   ended April 1,
               as amended, between Salant                        1995.
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.22          Fifth Amendment to Credit                         Exhibit 10.29
               Agreement, dated as of                            to Quarterly
               June 28, 1995, to the                             Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.23          Sixth Amendment to Credit                         Exhibit 10.30
               Agreement, dated as of                            to Quarterly
               August 15, 1995, to the                           Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.24          Letter from The CIT Group/                        Exhibit 10.31
               Commercial Services, Inc.,                        to Quarterly
               dated as of July 11, 1995,                        Report on
               regarding the waiver of a                         Form l0-Q for
               default.                                          the quarter
                                                                 ended July 1,
                                                                 1995.

10.25          Letter Agreement between                          Exhibit 10.31
               Salant Corporation and The                        to Quarterly
               CIT Group/Commercial Services,                    Report on
               Inc. dated as of July 11, 1995,                   Form l0-Q for
               regarding the Seasonal Overadvance                the quarter
               Subfacility.                                      ended July 1,
                                                                 1995.

10.26          Letter Agreement, dated as of                     Exhibit 10.33 to
               August 31, 1995, amending the                     Quarterly Report
               Employment Agreement, dated                       on Form l0-Q for
               September 20, 1993, between                       the quarter
               Nicholas P. DiPaolo and                           ended September
               Salant Corporation. *                             30, 1995.

10.27          Letter Agreement, dated                           Exhibit 10.33 to
               December 1, 1995, between                         Annual Report on
               Lubin, Delano & Company and                       Form 10-K for
               Salant Corporation.                               fiscal year 1995.

10.28          Seventh Amendment to Credit                       Exhibit 10.34 to
               Agreement, dated as of                            Annual Report on
               March 27, 1996, to the                            Form 10-K for
               Revolving Credit, Factoring                       fiscal year 1995.
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.29          First Amendment to the Salant                     Exhibit 10.35 to
               Corporation Retirement Plan, dated                Quarterly Report on
               as of January 31, 1996.                           Form 10-Q for the
                                                                 quarter ended
                                                                 March 30, 1996.

10.30          First Amendment to the Salant                     Exhibit 10.36 to
               Corporation Long Term Savings and                 Quarterly Report on
               Investment Plan, effective as of                  Form 10-Q for the
               January 1, 1994.                                  quarter ended
                                                                 March 30, 1996.

10.31          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to
               dated as of June 1, 1996, to the                  Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.32          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to
               dated as of August 16,1996, to the                Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.33          Employment Agreement, dated as                    Exhibit 10.39 to Annual Report on
               of January 1, 1997, between                       Form 10-K for Fiscal Year 1996.
               Nicholas P. DiPaolo and
               Salant Corporation. *

10.34          Salant Corporation 1996 Stock Plan                Exhibit 10.40 to Annual Report on
                         Form 10-K for Fiscal Year 1996.

10.35          Tenth Amendment to Credit Agreement,              Exhibit 10.41 to Annual Report on
               dated as of February 20, 1997, to                 Form 10-K for Fiscal Year 1996.
               the Revolving Credit, Factoring and Security Agreement,  dated as of September 20, 1993, as amended, between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.36          Employment Agreement, dated as                    Exhibit 10.42 to Annual Report on
               of February 11, 1997, between                     Form 10-K for Fiscal Year 1996.
               Michael A. Lubin and
               Salant Corporation. *

10.37          Employment Agreement, dated as                    Exhibit 10.43 to Annual Report on
               of March 24, 1997, between                        Form 10-K for Fiscal Year 1996.
               Jerald S. Politzer and
               Salant Corporation. *

10.38          Employment Agreement, dated as of                 Exhibit 10.44 to Quarterly Report on
               May 1, 1997, between Todd Kahn and                Form 10-Q for the quarter ended
               Salant Corporation.                               June 28, 1997.

10.39          Employment Agreement, dated as of                 Exhibit 10.45 to Quarterly Report on
               August 18, 1997 between Philip A.                 Form 10-Q for the quarter ended
               Franzel and Salant Corporation.                   June 28, 1997.

10.40          Eleventh Amendment to Credit                      Exhibit 10.46 to Quarterly Report on
               Agreement, dated as of                            Form 10-Q for the quarter ended
               August 8, 1997, to the Revolving                  June 28, 1997.
               Credit, Factoring and Security
               Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.41          Letter Agreement, dated as of                     Exhibit 10.47 to Quarterly Report on
               July 18, 1997, between                            Form 10-Q for the quarter ended
               Michael A. Lubin,                                 June 28, 1997.
               Lubin Delano & Company and Salant
               Corporation.

10.42          Letter Agreement, dated                           Exhibit 10.48 to Current Report on
               March 2, 1998, by and among Salant                Form 8-K dated March 4, 1998.
               Corporation, Magten Asset Management
               Corp., as agent on behalf of
               certain of its accounts, and Apollo
               Apparel Partners, L.P.

10.43          Twelfth Amendment and Forbearance                 Exhibit 10.49 to Current Report on
               Agreement to Credit Agreement, dated              Form 8-K dated March 4, 1998.
               as of March 2, 1998, by and between
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

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

Salant Caribbean, S.A., a Guatemalan Corporation