Form 10-Q
period 1998-04-04
SALANT CORP
filed 1998-05-19
CIK 86346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
         (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998.

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

As of May 11, 1998, there were outstanding 14,964,608 shares of the Common Stock of the registrant.

                                                 TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE



                                                Salant Corporation and Subsidiaries
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                           (Amounts in thousands, except per share data)

                                                                                                      Three Months Ended
                                                                                                April 4,       March 29,
                                                                                                      1998             1997
                                                                                                 ---------        ---------

Net sales                                                                                        $  84,887        $  88,209
Cost of goods sold                                                                                  67,977           68,422

Gross profit                                                                                        16,910           19,787

Selling, general and
 administrative expenses                                                                           (17,116)         (20,555)
Royalty income                                                                                       1,121            1,107
Goodwill amortization                                                                                 (470)            (470)
Reversal of provision for restructuring (Note 5)                                                       160              754
Other income                                                                                            61              117
                                                                                                 ---------        ---------

Income from continuing operations before
 interest and income taxes                                                                             666              740

Interest expense, net                                                                                3,960            3,435
                                                                                                 ---------        ---------

Loss from continuing operations
 before income taxes                                                                                (3,294)          (2,695)

Income taxes                                                                                             3               42
                                                                                                 ---------        ---------

Loss from continuing operations                                                                     (3,297)          (2,737)

Loss from discontinued operations                                                                       --             (773)
                                                                                                 ---------        ---------

Net loss                                                                                         $  (3,297)       $  (3,510)
                                                                                                 =========        =========

Basic loss per share:
 Loss per share from continuing operations                                                       $   (0.22)        $   (0.18)
 Loss per share from discontinued operations                                                           --              (0.05)
                                                                                                 --------          ---------

 Basic loss per share                                                                            $   (0.22)        $   (0.23)
                                                                                                 =========         =========

Weighted average common stock outstanding                                                           15,170           15,041
                                                                                                 =========        =========







                     See Notes to Condensed Consolidated Financial Statements.

                                                Salant Corporation and Subsidiaries
                                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (Unaudited)
                                                       (Amounts in thousands)


                                                                                                         Three Months Ended
                                                                                                   April 4,         March 29,
                                                                                                      1998             1997
                                                                                                   -------         --------


Net loss                                                                                          $ (3,297)        $ (3,510)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                                                                3               11
                                                                                                  --------         --------

Comprehensive income                                                                              $ (3,294)        $ (3,499)
                                                                                                  ========         ========






































                      See Notes to Condensed Consolidated Financial Statements.


                                                Salant Corporation and Subsidiaries
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Amounts in thousands)

                                                                    April 4,            January 3,             March 29,
                                                                          1998                   1998                 1997
                                                                     (Unaudited)            (*)     (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,683           $    2,215            $    1,259
 Accounts receivable, net                                                 51,329               45,828                45,201
 Inventories (Note 3)                                                     97,274               96,638               109,900
 Prepaid expenses and other current assets                                 5,808                4,218                 3,494
 Net assets of discontinued operations                                        --                   --                 7,471
                                                                      ----------           ----------            ----------

Total current assets                                                     156,094              148,899               167,325

Property, plant and equipment, net                                        25,743               26,439                26,959
Other assets                                                              57,153               58,039                59,189
                                                                      ----------           ----------            ----------

Total assets                                                          $  238,990           $  233,377            $  253,473
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   44,625           $   33,800            $   32,921
 Accounts payable                                                         24,973               27,746                32,963
 Accrued liabilities                                                      18,568               16,503                14,432
 Current portion of long term debt                                       104,879              104,879                    --
 Reserve for business restructuring (Note 5)                               1,582                2,764                 2,049
                                                                      ----------           ----------            ----------

Total current liabilities                                                194,627              185,692                82,365

Long term debt                                                                --                   --               104,879
Deferred liabilities                                                       5,354                5,382                 9,114

Shareholders' equity
 Common stock                                                             15,405               15,405                15,339
 Additional paid-in capital                                              107,249              107,249               107,142
 Deficit                                                                 (78,532)             (75,235)              (60,657)
Accumulated other comprehensive income (Note 4)                           (3,499)              (3,502)               (3,095)
Less - treasury stock, at cost                                            (1,614)              (1,614)               (1,614)
                                                                      ----------           ----------            ----------

Total shareholders' equity                                                39,009               42,303                57,115
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  238,990           $  233,377            $  253,473
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



                      See Notes to Condensed Consolidated Financial Statements.

                                            Salant Corporation and Subsidiaries
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                  (Amounts in thousands)

                                                                                        Three Months Ended
                                                                                      April 4,             March 29,
                                                                                         1998                  1997
                                                                                     --------              --------
Cash Flows from Operating Activities:
Loss from continuing operations                                                      $ (3,297)             $ (2,737)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
  Depreciation                                                                          1,158                 1,140
  Amortization of intangibles                                                           1,227                 1,013
Change in operating assets and liabilities:
   Accounts receivable                                                                 (5,501)               (5,068)
   Inventories                                                                           (636)              (11,403)
   Prepaid expenses and other current assets                                           (1,590)                  375
   Other assets                                                                             6                   (18)
   Accounts payable                                                                    (2,773)                5,401
   Accrued liabilities and reserve for
    business restructuring                                                              1,002                (4,429)
   Deferred liabilities                                                                   (28)               (1,101)
                                                                                     --------              --------

Net cash used in continuing operating activities                                      (10,432)              (16,827)
Cash used in discontinued operations                                                     (119)               (1,255)
                                                                                     --------              --------
Net cash used in operations                                                           (10,551)              (18,082)
                                                                                     --------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                     (462)               (2,970)
Store fixture expenditures                                                               (347)               (1,093)
                                                                                     --------              --------

Net cash used in investing activities                                                    (809)               (4,063)
                                                                                     --------              --------

Cash Flows from Financing Activities:
Net short-term borrowings                                                              10,825                25,244
Retirement of long-term debt                                                               --                (3,372)
Exercise of stock options                                                                  --                    23
Other, net                                                                                  3                    11
                                                                                     --------              --------

Net cash provided by financing activities                                              10,828                21,906
                                                                                     --------              --------

Net decrease in cash and cash equivalents                                                (532)                 (239)

Cash and cash equivalents - beginning of year                                           2,215                 1,498
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $  1,683              $  1,259
                                                                                     ========              ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $  1,195              $  6,493
                                                                                     ========              ========
    Income taxes                                                                     $      3              $     42
                                                                                     ========              ========


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

At April 4, 1998 and January 3, 1998, the 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes") in the amount of $104,879 have been classified as a current liability. At April 4, 1998, the Company's current liabilities exceeded its current assets by $38,693. This factor may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

On March 3, 1998, the Company announced that it had reached an agreement in principle (the "Restructuring Agreement") with its major note and equity holders to convert its existing indebtedness under the Senior Secured Notes into common equity (the "Debt Restructuring"), as further described in the 1997 Annual Report on Form 10-K and the Registration Statement on Form S-4, filed on April 22, 1998. Consummation of the Debt Restructuring is subject to various conditions, and there can be no assurance that the Debt Restructuring will be consummated. If the Company is not able to consummate the Debt Restructuring, it will be unable to continue its normal operations without obtaining additional financing or pursuing alternative restructuring strategies.

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5,500 that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. Because the Company elected not to pay the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default occurred with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the indenture governing the Senior Secured Notes (the "Indenture") issued a Notice of Default stating that as a result of the Company's failure to make the interest payment due on the Senior Secured Notes, an event of default under the Indenture had occurred on April 1, 1998. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture, such acceleration could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws.

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

The results of operations for the three months ended April 4, 1998 and March 29, 1997 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 3, 1998.

Loss per share is based on the weighted average number of common shares (including, as of April 4, 1998 and March 29, 1997, 205,854 and 323,878 shares, respectively, anticipated to be issued pursuant to the Company's 1993 bankruptcy plan of reorganization). Loss per share for the first quarters of 1998 and 1997 did not include common stock equivalents, including 1,319,393 and 1,430,140 stock options, respectively, inasmuch as their effect would have been anti-dilutive.

Note 3.  Inventories

                                                      April 4,                January 3,                 March 29,
                                                          1998                      1998                      1997
Finished goods                                       $  57,859                 $  52,010                 $  65,752
Work-in-Process                                         21,344                    21,405                    17,516
Raw materials and supplies                              18,071                    23,223                    26,632
                                                    ----------                ----------                ----------
                                                      $ 97,274                  $ 96,638                  $109,900
                                                      ========                  ========                  ========


Note 4.  Accumulated Other Comprehensive Income

                                                       Foreign Currency   Minimum Pension    Accumulated Other
                                                          Translation        Liability      Comprehensive Income
                                                          Adjustments        Adjustment
1998
Beginning of year balance                                             $6          $(3,508)              $(3,502)
Current period change                                                  3                --                     3
                                                       -               -  -----------   --  ------------       -
End of quarter balance                                                $9          $(3,508)              $(3,499)
                                                                      ==          ========              ========

1997
Beginning of year balance                                            $76          $(3,182)              $(3,106)
Current period change                                                 11                --                    11
                                                       -              --  -----------   --  ----------        --
End of quarter balance                                               $87          $(3,182)              $(3,095)
                                                                     ===          ========              ========

Note 5.  Division Restructuring Costs

In the first quarter of 1997, the Company reversed a previously recorded restructuring provision of $754. The provision was for net liabilities related to the closure of the JJ. Farmer sportswear product line. These net liabilities were settled for less than the carrying amount, resulting in the reversal of the excess portion of the provision.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION             AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 1998 Compared with First Quarter of 1997

Net Sales

         The following table sets forth the net sales of each of the Company's principal business segments for the three months ended April 4, 1998 and March 29, 1997 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                            Three Months Ended                   Increase/
                                              April 4, 1998              March 29, 1997          (Decrease)
                                           -------------------        --------------------       ----------
                                                       (dollars in millions)

Men's Apparel (a)                               $77.0          91%        $83.8            95%        (8.2%)
Children's Sleepwear and Underwear                7.9           9%          4.4             5%        78.8%
                                                  ---           --         ----             --

        Total                                  $84.9           100%       $88.2            100%       (3.8%)
                                               =====          =====       =====            ====

(a)   Includes the retail outlet stores.

Sales of men's apparel decreased by $6.8 million, or 8.2%, in the first quarter of 1998, as compared to the first quarter of 1997. This decrease primarily resulted from planned sales decreases of $8.7 million, including (i) $3.5 million for jeans, both Canyon River Blues and other labels, resulting from higher initial shipments for new programs, which began in the first quarter of 1997, and reduced off-price sales resulting from a lower excess inventory position in the first quarter of 1998, (ii) $2.9 million for dress shirts (other than Perry Ellis) and (iii) $2.1 million related to the closure of the non-Perry Ellis retail stores in the fourth quarter of 1997. In addition to the planned sales decreases, the Company experienced approximately $2.8 million of other sales decreases in various product categories, which were offset by sales increases of Perry Ellis product lines of approximately $3.8 million.

Sales of children's sleepwear and underwear increased by $3.5 million, or 78.8%, in the first quarter of 1998, as compared to the first quarter of 1997. This increase was primarily a result of (i) the continuing expansion of the Joe Boxer children's sleepwear and underwear product lines and (ii) an increase in the sale of prior season goods carried over from last year. As previously announced, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. This line accounted for net sales of $1.5 million in the first quarter of 1998. The Company will continue with its Joe Boxer sleepwear and underwear product lines.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the three months ended April 4, 1998 and March 29, 1997:

                                                       Three Months Ended
                                             April 4, 1998             March 29, 1997
                                                       (dollars in millions)

Men's Apparel                                   $16.4      21.3%          $19.0       22.7%
Children's Sleepwear and Underwear                0.5       6.5%            0.8       18.1%
                                                 ----                      ----

        Total                                  $16.9        19.9%         $19.8        22.4%
                                               =====                      =====

The decline in gross profit in the men's apparel segment was primarily attributable to the reduction in net sales discussed above. The decline in gross profit margin was primarily due to the change in sales mix, with increased off-price sales in the first quarter of 1998. These off-price sales are part of the Company's continuing plan to reduce excess and out of season inventory more expeditiously than in prior years, which also helps to improve liquidity.

The decline in gross profit margin in children's sleepwear and underwear was primarily attributable to (i) the sale of prior season goods and (ii) the underabsorption of manufacturing costs in the first quarter of 1998 related to the planned shift of production closer to the order taking process. This shift has also resulted in better control over the inventory position of the segment.

Selling, General and Administrative Expenses

As a result of initiatives begun in 1997, selling, general and administrative ("SG&A") expenses for the first quarter of 1998 decreased to $17.1 million (20.2% of net sales) from $20.6 million (23.3% of net sales) for the first quarter of 1997. The decrease primarily resulted from (a) a $2.0 million decrease related to the closure of the non-Perry Ellis retail stores in the fourth quarter of 1997, and (b) a reduction in advertising expenses of $0.8 million.

Reversal of Provision for Restructuring

In the first quarter of 1997, the Company reversed a previously recorded restructuring provision of $0.8 million for net liabilities related to the closure of the JJ. Farmer sportswear product line. These net liabilities were settled for less than the carrying amount.

The cash portion of the remaining reserve for restructuring is expected to be expended in the following manner: $1.1 million in the last three quarters of 1998 and $0.5 million in 1999.

Income from Operations Before Interest and Income Taxes

The following table sets forth income from operations before interest and income taxes for each of the Company's business segments, expressed both in dollars and as a percentage of net sales, for the three months ended April 4, 1998 and March 29, 1997

                                                     Three Months Ended
                                             April 4, 1998              March 29, 1997
                                                       (dollars in millions)

Men's Apparel (a)                                $3.8        4.9%          $3.0        3.6%
Children's Sleepwear and Underwear               (1.5)     (18.8%)         (1.0)     (22.5%)
                                                 -----                     -----
                                                  2.3        2.7%           2.0        2.3%
Corporate expenses                               (2.5)                     (2.1)
Licensing division income                         0.9                       0.8
                                                 ----                      ----
Income from operations before
interest and income taxes                        $0.7        0.8%          $0.7        0.8%
                                                 ====                      ====

(a) Includes the reversal of restructuring charges of $0.2 million and $0.8 million in the first quarter of 1998 and 1997, respectively.

Interest Expense, Net

Net interest expense was $4.0 million for the first quarter of 1998 compared with $3.4 million for the first quarter of 1997. The increase in interest expense resulted from higher average borrowings during the first quarter of 1998, primarily due to the loss from operations over the past year.

Discontinued Operations

In the first quarter of 1997, the Company recorded a loss of $0.8 million related to the discontinuance of the Made in the Shade division. Net sales of the division for the three months ended March 29, 1997 were $1.3 million.

Net Loss

In the first quarter of 1998, the Company reported a net loss of $3.3 million, or $0.22 per share, as compared with a net loss of $3.5 million, or $0.23 per share, in the first quarter of 1997.

Earnings Before Interest, Taxes, Depreciation, Amortization and
Restructuring Charges

Earnings before interest, taxes, depreciation, amortization and restructuring charges was $2.90 million (3.4% of net sales) in the first quarter of 1998, compared to $2.15 million (2.4% of net sales) in the first quarter of 1997, an increase of $0.75 million, or 35%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

The Company is a party to a revolving credit, factoring and security agreement, as amended (the "Credit Agreement"), with The CIT Group/Commercial Services, Inc. ("CIT"). The Credit Agreement provides the Company with working capital financing in the form of direct borrowings and letters of credit, up to an aggregate of $120 million (the "Maximum Credit"), subject to an asset-based borrowing formula. As collateral for borrowings under the Credit Agreement, the Company has granted to CIT a security interest in substantially all of the assets of the Company.

On March 3, 1998, the Company announced that it had reached an agreement in principle (the "Restructuring Agreement") with its major note and equity holders to restructure its existing indebtedness (the "Debt Restructuring") under its 10 1/2% Senior Secured Notes, due December 31, 1998 (the "Senior Secured Notes"). Under the Restructuring Agreement, the Company will convert the entire $104.9 million outstanding aggregate principal amount of, and all accrued and unpaid interest on, its Senior Secured Notes into Salant Common Stock. The Restructuring Agreement was entered into by the Company and Magten Asset Management Corp. ("Magten"), the beneficial owner of, or the representative of the beneficial owners of, approximately 67% of the aggregate principal amount of the Senior Secured Notes. Apollo Apparel Partners, L.P., the beneficial owner of approximately 39.6% of Salant Common Stock, is also a party to the Restructuring Agreement and has agreed to vote all of its shares of common stock in favor of the Debt Restructuring. The Restructuring Agreement provides that, among other things, (i) the entire principal amount of the Senior Secured Notes, plus all accrued and unpaid interest thereon, will be converted into 92.5% of the Company's issued and outstanding common stock, and (ii) the Company's existing stockholders will retain 7.5% of Salant Common Stock and will receive seven-year warrants to purchase up to 10% of Salant Common Stock on a fully diluted basis. Stockholder and noteholder approval will be required in order to consummate the Debt Restructuring. The Restructuring Agreement also provides for a ten for one reverse stock split, which will require the approval of the Company's stockholders.

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5.5 million that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period.
Because the Company elected not to pay the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default has occurred with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the indenture governing the Senior Secured Notes (the "Indenture") issued a Notice of Default stating that as a result of the Company's failure to make the interest payment due on the Senior Secured Notes, an event of default under the Indenture had occurred on April 1, 1998. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture, such acceleration could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws. In accordance with the terms of the Restructuring Agreement, Magten has provided a written direction to the Trustee under the Indenture to forbear during the term of the Restructuring Agreement from taking any action in connection with the failure by the Company to make the interest payment on the Senior Secured Notes that was due and payable on March 2, 1998. However, there is no assurance that the holders of 25% or more of the Senior Secured Notes will not decide to accelerate the outstanding indebtedness under the Senior Secured Notes prior to consummation of the Debt Restructuring. In addition, the Company's working capital lender, CIT, agreed to forbear until July 1, 1998, subject to certain conditions, from exercising any of its rights or remedies under the Credit Agreement, arising by virtue of the Company's failure to pay such interest on the Senior Secured Notes. Implementation of the Debt Restructuring will result in the elimination of $11.0 million of annual interest expense to the Company. There can be no assurances, however, that the Debt Restructuring will be consummated. Failure to consummate the Debt Restructuring could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement.

Pursuant to the Credit Agreement, the interest rate charged on direct borrowings is 0.75 percent in excess of the base rate of The Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.5% at April 4, 1998) or 3.00% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.7% at April 4, 1998). Pursuant to the Credit Agreement, the Company sells to CIT, without recourse, certain eligible accounts receivable. The credit risk for such accounts is thereby transferred to CIT. The amounts due from CIT have been offset against the Company's direct borrowings from CIT in the accompanying balance sheets. The amounts which have been offset were $10.7 million at April 4, 1998 and $13.3 million at March 29, 1997.

On April 4, 1998, direct borrowings (including borrowings under the Eurodollar option) and letters of credit outstanding under the Credit Agreement were $44.6 million and $23.0 million, respectively, and the Company had unused availability of $15.2 million. On March 29, 1997, direct borrowings and letters of credit outstanding under the Credit Agreement were $32.9 million and $32.8 million, respectively, and the Company had unused availability of $12.4 million. During the first quarter of 1998, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $81.1 million at which time the Company had unused availability of $15.2 million. During the first quarter of 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $71.8 million at which time the Company had unused availability of $11.9 million.

The instruments governing the Company's outstanding debt contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required during the year to maintain a minimum level of stockholders' equity and to satisfy a maximum cumulative net loss test. As previously discussed, at January 3, 1998, the Company was not in compliance with the two financial covenants contained in the Credit Agreement, and has obtained a waiver from CIT, as of January 3, 1998, as provided by an amendment to the Credit Agreement.

The indenture governing the Company's outstanding Senior Secured Notes requires the Company to reduce its outstanding indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing on the first day of February. This covenant has been satisfied for the balance of the term of the Senior Secured Notes.

The Company's cash used in operating activities for the first quarter of 1998 was $10.6 million, which primarily reflects a $5.5 million increase in accounts receivable and the loss from operations of $3.3 million.

Cash used for investing activities in the first quarter of 1998 was $0.8 million, which represented capital expenditures of $0.5 million and the installation of store fixtures in department stores of $0.3 million. During 1998, the Company plans to make capital expenditures of approximately $10 million and to spend an additional $1.6 million for the installation of store fixtures in department stores.

Cash  provided  by  financing  activities  in the  first  quarter  of 1998 was
  $10.8  million,  which  represented
short-term borrowings under the Credit Agreement.

The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under the Credit Agreement, will be adequate to meet the financing requirements it anticipates during the next twelve months, provided that the Company consummates the Debt Restructuring and secures an extension of the Credit Agreement or a new working capital facility. There can be no assurance, however, (i) that the Company will consummate the Debt Restructuring and secure an extension of the Credit Agreement or a new working capital facility or (ii) that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

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

Substantial Level of Indebtedness and the Ability to Restructure Debt. The Company had current indebtedness of $149.5 million as of April 4, 1998. Of this amount, $104.9 million represents the principal amount of the Senior Secured Notes. The Company will not generate sufficient cash flow from operations to repay this amount at maturity. Accordingly, the Company is directing its efforts towards implementing the Debt Restructuring as described above. Given the Company's past inconsistent operating performance, together with the reluctance of investors to invest in apparel companies suffering from high debt-to-equity ratios and the Company's inability to raise funds in the capital markets to re-capitalize the Company, absent the Debt Restructuring, the Company does not believe it will be able to refinance its indebtedness under the Senior Secured Notes. Failure by the Company to consummate the Debt Restructuring as contemplated could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement, and, thus, would be likely to have a material adverse effect on the Company.

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

Dependence on Contract Manufacturing. In 1997, the Company produced 59% of all of its products (in units) through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

Year 2000 Compliance. The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's IS to provide enhanced support to all operating areas, the Company has entered into an interim working agreement with Electronic Data Systems Corporation ("EDS"), which constitutes the initial phase of a long-term contract to outsource its IS. Such long-term outsourcing contract will provide for or eliminate any issues involving year 2000 compliance because all software provided under the outsourcing contract will be year 2000 compliant. The Company anticipates that its cost for such outsourcing will be approximately $9.0 million annually, which is consistent with Salant's current IS expenditures. The Company anticipates that it will complete its outsourcing and systems conversion in time to accommodate year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company.

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

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5.5 million that was due and payable under the Senior Secured Notes subject to a 30 day grace period. Because the Company elected not to pay the interest due by the expiration of the applicable grace period, an event of default has occurred, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the Indenture issued a Notice of Default stating that as a result of the Company's failure to make the interest payment, an event of default under the Indenture had occurred on April 1, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the first quarter of 1998, the Company filed one Form 8-K dated March 4, 1998, reporting (i) an agreement in principle with its major note and equity holders to restructure its existing long term debt, and (ii) an agreement with its working capital lender to extend the financing under its current credit agreement.

Exhibits

Number                     Description

27                         Financial Data Schedule

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:     May 15, 1998                               /s/   Philip A. Franzel
        --------------                               -----------------------

                                                    Philip A. Franzel
                                                    Executive Vice President
                                                    And Chief Financial Officer