Form 10-Q
period 1998-07-04
SALANT CORP
filed 1998-08-18
CIK 86346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
         (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998.

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

As of August 11, 1998, there were outstanding 14,964,608 shares of the Common Stock of the registrant.

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
                  (Amounts in thousands, except per share data)

                                                                 Three Months Ended                  Six Months Ended
                                                             July 4,         June 28,           July 4,         June 28,
                                                                   1998             1997              1998             1997
                                                               --------         --------          --------         --------

Net sales                                                      $ 74,456         $ 81,391          $159,343         $169,601
Cost of goods sold                                               57,948           64,824           125,926          133,246
                                                               --------         --------          --------         --------

Gross profit                                                     16,508           16,567            33,417           36,355

Selling, general and
 administrative expenses                                        (17,218)         (20,806)          (34,333)         (41,360)
Royalty income                                                    1,555            1,428             2,676            2,535
Goodwill amortization                                              (470)            (470)             (940)            (940)
Reversal of provision
 for restructuring (Note 6)                                          --              410               160            1,164
Other income                                                        110               71               171              188
                                                               --------         --------          --------         --------

Income/(loss) from continuing operations
 before interest, income taxes and
 extraordinary gain                                                 485           (2,800)            1,151           (2,058)

Interest expense, net                                             4,082            3,941             8,042            7,378
                                                               --------         --------          --------         --------

Loss from continuing operations before
 income taxes and extraordinary gain                             (3,597)          (6,741)           (6,891)          (9,436)

Income taxes/(benefit)                                              (29)              62               (26)             104
                                                               --------         --------          --------         --------

Loss from continuing operations before
 extraordinary gain                                              (3,568)          (6,803)           (6,865)          (9,540)

Discontinued operations (Note 7):
     Loss from discontinued operations                               --           (7,361)               --           (8,136)
     Estimated loss on disposal                                      --             (580)               --             (580)
Extraordinary gain (Note 8)                                          --              600                --              600
                                                               --------         --------          --------         --------

Net loss                                                       $ (3,568)        $(14,144)         $ (6,865)        $(17,656)
                                                               ========         ========          ========         ========

Basic and diluted income/(loss) per share:
 From continuing operations                                    $  (0.24)        $  (0.45)         $  (0.45)        $   (0.63)
 From discontinued operations                                        --            (0.53)               --             (0.58)
 From extraordinary gain                                             --             0.04                --             0.04
                                                               --------         --------          --------        ---------

 Basic and diluted loss per share                              $  (0.24)        $  (0.94)         $  (0.45)        $   (1.17)
                                                               ========         ========          ========         =========

Weighted average common stock outstanding                        15,170           15,118            15,170           15,108
                                                               ========         ========          ========        =========



            See Notes to Condensed Consolidated Financial Statements.


                       Salant Corporation and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                                       (Amounts in thousands)


                                                                 Three Months Ended                  Six Months Ended
                                                                 July 4,         June 28,           July 4,          June 28,
                                                                   1998             1997              1998             1997
                                                               --------        ---------           -------         --------


Net loss                                                       $ (3,568)        $(14,144)         $ (6,865)        $(17,656)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                            27               (1)               30               10
                                                               --------         --------          --------         --------

Comprehensive income                                           $ (3,541)        $(14,145)         $ (6,835)        $(17,646)
                                                               ========         ========          ========         ========



            See Notes to Condensed Consolidated Financial Statements.

                                                         8


                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                      July 4,              January 3,             June 28,
                                                                        1998                  1998                  1997
                                                                    (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,160           $    2,215            $    1,336
 Accounts receivable, net                                                 41,195               45,828                40,391
 Inventories (Note 3)                                                    107,143               96,638               123,272
 Prepaid expenses and other
   current assets (Note 4)                                                 9,310                4,218                 3,930
                                                                      ----------           ----------            ----------

Total current assets                                                     158,808              148,899               168,929

Property, plant and equipment, net                                        27,561               26,439                28,711
Other assets                                                              55,920               58,039                58,995
                                                                      ----------           ----------            ----------

Total assets                                                          $  242,289           $  233,377            $  256,635
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   52,176           $   33,800            $   53,432
 Accounts payable                                                         23,604               27,746                28,453
 Accrued liabilities                                                      19,953               16,503                16,961
 Current portion of long term debt                                       104,879              104,879                    --
 Reserve for business restructuring (Note 6)                                 869                2,764                 1,344
                                                                      ----------           ----------            ----------

Total current liabilities                                                201,481              185,692               100,190

Long term debt                                                                --                   --               104,879
Deferred liabilities                                                       5,340                5,382                 8,453

Shareholders' equity:
Common stock                                                              15,405               15,405                15,394
Additional paid-in capital                                               107,249              107,249               107,232
Deficit                                                                  (82,100)             (75,235)              (74,803)
Accumulated other comprehensive income (Note 5)                           (3,472)              (3,502)               (3,096)
Less - treasury stock, at cost                                            (1,614)              (1,614)               (1,614)
                                                                      ----------           ----------            ----------

Total shareholders' equity                                                35,468               42,303                43,113
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  242,289           $  233,377            $  256,635
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



                    See Notes to Condensed Consolidated Financial Statements.


                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                       July 4,              June 28,
                                                                                       1998    1997
Cash Flows from Operating Activities:
Loss from continuing operations                                                     $  (6,865)             $ (9,540)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
  Depreciation                                                                          2,310                 2,225
  Amortization of intangibles                                                           2,476                 2,134
Change in operating assets and liabilities:
   Accounts receivable                                                                  4,633                  (258)
   Inventories                                                                        (10,505)              (24,775)
   Prepaid expenses and other current assets                                           (5,092)                  (61)
   Other assets                                                                            34                    --
   Accounts payable                                                                    (4,142)                  891
   Accrued liabilities and reserve for
    business restructuring                                                              1,621                (2,913)
   Deferred liabilities                                                                   (42)               (1,162)
                                                                                     --------              --------

Net cash used in continuing operating activities                                      (15,572)              (33,459)
Cash used in discontinued operations                                                      (66)               (1,420)
                                                                                     --------              --------
Net cash used in operations                                                           (15,638)              (34,879)
                                                                                    ---------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (3,432)               (5,807)
Store fixture expenditures                                                               (391)               (2,037)
                                                                                     --------              --------

Net cash used in investing activities                                                  (3,823)               (7,844)
                                                                                     --------              --------

Cash Flows from Financing Activities:
Net short-term borrowings                                                              18,376                45,755
Retirement of long-term debt                                                               --                (3,372)
Exercise of stock options                                                                  --                   168
Other, net                                                                                 30                    10
                                                                                     --------              --------

Net cash provided by financing activities                                              18,406                42,561
                                                                                     --------              --------

Net decrease in cash and cash equivalents                                              (1,055)                 (162)

Cash and cash equivalents - beginning of year                                           2,215                 1,498
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $  1,160              $  1,336
                                                                                     ========              ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $  2,522              $  7,125
                                                                                     ========              ========
    Income taxes                                                                     $    144              $    101
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

At July 4, 1998 and January 3, 1998, the 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes") in the amount of $104,879 have been classified as a current liability. At July 4, 1998, the Company's current liabilities exceeded its current assets by $42,673. This factor may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

On March 3, 1998, the Company announced that it had reached an agreement in principle (the "Restructuring Agreement") with its major note and equity holders to convert its existing indebtedness under the Senior Secured Notes into common equity (the "Debt Restructuring"), as further described in the 1997 Annual Report on Form 10-K and the Registration Statement on Form S-4, filed on April 22, 1998, as amended. Consummation of the Debt Restructuring is subject to various conditions, and there can be no assurance that the Debt Restructuring will be consummated. If the Company is not able to consummate the Debt Restructuring, it will be unable to continue its normal operations without obtaining additional financing or pursuing alternative restructuring strategies.

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5,500 that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. As of July 4, 1998, interest accrued on the Senior Secured Notes was $9,318. Because the Company elected not to pay the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default has occurred with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the indenture governing the Senior Secured Notes (the "Indenture") issued a Notice of Default stating that as a result of the Company's failure to make the interest payment due on the Senior Secured Notes, an event of default under the Indenture had occurred on April 1, 1998. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture, such acceleration could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws.

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

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States and Canada.

The results of operations for the three and six months ended July 4, 1998 and June 28, 1997 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 3, 1998.

Loss per share is based on the weighted average number of common shares (including, as of July 4, 1998 and June 28, 1997, 205,854 and 323,544 shares, respectively, anticipated to be issued pursuant to the Company's 1993 bankruptcy plan of reorganization). Loss per share does not include common stock equivalents, including, for the three and six months ended July 4, 1998, 1,284,667 stock options, and for the three and six months ended June 28, 1997, 1,660,860 and 1,644,860 stock options, respectively, inasmuch as their effect would have been anti-dilutive.

Note 3.  Inventories
                                                      July  4,                January 3,                  June 28,
                                                          1998                      1998                      1997

Finished goods                                        $ 63,997                  $ 52,010                  $ 76,150
Work-in-Process                                         21,034                    21,405                    22,666
Raw materials and supplies                              22,112                    23,223                    24,456
                                                    ----------                ----------                ----------
                                                      $107,143                  $ 96,638                  $123,272
                                                      ========                  ========                  ========

Note 4.  Prepaid Expenses and Other Current Assets

As of July 4, 1998, prepaid expenses and other current assets included $4,542 of capitalized costs related to the Debt Restructuring.

Note 5.  Accumulated Other Comprehensive Income

                                                       Foreign Currency   Minimum Pension    Accumulated Other
                                                          Translation        Liability      Comprehensive Income
                                                          Adjustments        Adjustment
1998
Beginning of year balance                                           $  6          $(3,508)              $(3,502)
Six months ended July 4, 1998 change                                 30                 --
                                                                                                  30
End of quarter balance                                               $36          $(3,508)              $(3,472)
                                                                     ===          ========              ========

1997
Beginning of year balance                                            $76          $(3,182)              $(3,106)
Six months ended June 28, 1997 change                                 10                --                    10
                                                       -              --  -----------   --  ----------        --
End of quarter balance                                               $86          $(3,182)              $(3,096)
                                                                     ===          ========              ========

Note 6.  Division Restructuring Costs

In the first half of 1997, the Company reversed previously recorded restructuring provisions of $1,164, including $410 in the second quarter, primarily resulting from the settlement of liabilities for less than the carrying amount.

As of July 4, 1998, $869 remained in the restructuring reserve, primarily related to guaranteed minimum royalty payments for discontinued product lines.

Note 7.  Discontinued Operations

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division for the three and six months ended June 28, 1997 was $7,361 and $8,136, respectively, which included a second quarter charge of $4,459 for the write-off of goodwill. Net sales of the division were $977 and $2,199 for the three and six months ended June 28, 1997, respectively.

Additionally, in 1997, the Company recorded a second quarter charge of $580 to accrue for expected operating losses during the phase-out period through September 1997. No income tax benefits have been allocated to the division's 1997 losses.

In 1997, the net liabilities of the discontinued operations have been included in accrued liabilities.

Note 8.  Extraordinary Gain

In the second quarter of 1997, the Company recorded an extraordinary gain of $600 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the prior chapter 11 proceeding.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION             AND RESULTS OF OPERATIONS.

Results of Operations

Second Quarter of 1998 Compared with Second Quarter of 1997

Net Sales

The following table sets forth the net sales of each of the Company's principal business segments for the three months ended July 4, 1998 and June 28, 1997 and the percentage contribution of each of those segments to total net sales:
                                                                 Percentage

                                                            Three Months Ended                  Increase/
                                                July 4, 1998               June 28, 1997         (Decrease)
                                             ------------------         -------------------      ----------
                              (dollars in millions)

Men's Apparel                                   $69.4        93%          $75.9       93%             (9%)
Children's Sleepwear and Underwear                5.1         7%            5.5        7%             (7%)
                                               ------     ------         ------     -----

        Total                                   $74.5       100%          $81.4      100%             (9%)
                                                =====       ====          =====      ====


Sales of men's apparel decreased by $6.5 million, or 9%, in the second quarter of 1998, as compared to the second quarter of 1997. This decrease primarily resulted from (a) a $2.4 million decrease in dress shirts, primarily due to a reduction of off-price sales for Perry Ellis dress shirts and reduced sales of Gant dress shirts, (b) a $2.2 million decrease related to the closure of all non-Perry Ellis retail stores in the fourth quarter of 1997 and (c) a $2.0 million decrease in sales of men's slacks due to initial shipments of the Canyon River Khakis program in the second quarter of 1997 and the discontinuance of sales under the Thomson brand in 1998.

Sales of children's sleepwear and underwear decreased by $0.4 million, or 7%, in the second quarter of 1998, as compared to the second quarter of 1997. This decrease was primarily a result of lower sales of licensed character sleepwear, partially offset by higher off-price sales related to the disposal of the Joe Boxer sportswear line. As previously announced, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. This line accounted for net sales of $0.8 million in the second quarter of 1998 and $0.3 million in the second quarter of 1997. The Company will continue with its Joe Boxer sleepwear and underwear product lines.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the three months ended July 4, 1998 and June 28, 1997:

                               Three Months Ended
                                                 July 4, 1998            June 28, 1997
                                               --------------           --------------
                              (dollars in millions)

Men's Apparel                                   $16.9      24.3%          $16.0       21.1%
Children's Sleepwear and Underwear               (0.4)     (7.0%)           0.6       10.3%
                                               ------                    ------

        Total                                  $16.5        22.2%         $16.6        20.4%
                                               =====                      =====

The increase in gross profit and gross profit margin in the men's apparel segment was primarily attributable to the change in sales mix, reflecting decreased off-price sales in the second quarter of 1998, and the continuing elimination of unprofitable programs.

The decline in gross profit and gross profit margin in children's sleepwear and underwear was primarily attributable to the higher off-price sales discussed above and increased inventory markdowns related to the discontinuance of the Joe Boxer sportswear line.

Selling, General and Administrative Expenses

As a result of initiatives begun in 1997, selling, general and administrative ("SG&A") expenses for the second quarter of 1998 decreased to $17.2 million (23.1% of net sales) from $20.8 million (25.6% of net sales) for the second quarter of 1997. The decrease primarily resulted from (a) a $2.0 million decrease related to the closure of all non-Perry Ellis retail stores in the fourth quarter of 1997 and (b) a continuing focus by the Company on cost saving opportunities.

Reversal of Provision for Restructuring

In the second quarter of 1997, the Company reversed a previously recorded restructuring provision by $0.4 million, as these amounts were no longer needed. This provision was for estimated liabilities related to the previously disclosed closure of a manufacturing facility.

The cash portion of the remaining reserve for restructuring of $0.9 million is expected to be expended in the last half of 1998.

Income/(Loss) from Operations Before Interest and Income Taxes

The following table sets forth income/(loss) from operations before interest and income taxes for each of the Company's business segments, expressed both in dollars and as a percentage of net sales, for the three months ended July 4, 1998 and June 28, 1997

                               Three Months Ended
                                                 July 4, 1998              June 28, 1997
                                               --------------            ---------------
                              (dollars in millions)

Men's Apparel (a)                                $4.0        5.9%         ($0.1)      (0.1%)
Children's Sleepwear and Underwear               (2.1)     (41.8%)         (1.2)     (22.8%)
                                                 ----                      ----
                                                  1.9        2.6%          (1.3)      (1.6%)
Corporate expenses                               (2.7)                     (2.6)
Licensing division income                         1.3                       1.1
                                                 ----                      ----
Income/(loss) from operations before
 interest and income taxes                       $0.5        0.7%         ($2.8)      (3.4%)
                                                 ====                      ====

(a) Includes the reversal of restructuring charges of $0.4 million in the second quarter of 1997.

Interest Expense, Net

Net interest expense was $4.1 million for the second quarter of 1998, compared with $3.9 million for the second quarter of 1997. The increase in interest expense resulted from higher average borrowings during the second quarter of 1998, primarily due to the loss from operations over the past year.

Discontinued Operations

In the second quarter of 1997, the Company recognized a charge of $7.9 million, or $(0.53) per share, related to the discontinuance of the Made in the Shade division. This charge included a write-off of goodwill of $4.5 million and an accrual of $580 thousand for estimated operating losses during the phase-out period. Net sales of the division for the three months ended June 28, 1997 were $0.9 million.

Extraordinary Gain

In the second quarter of 1997, the Company recorded an extraordinary gain of $0.6 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.

Net Loss

In the second quarter of 1998, the Company reported a net loss of $3.6 million, or ($0.24) per share, as compared with a net loss of $14.1 million, or ($0.94) per share, in the second quarter of 1997.

Earnings/(Loss)  Before  Interest,  Taxes,   Depreciation,   Amortization,
   Restructuring  Charges,   Discontinued
     Operations and Extraordinary Gain

Earnings/(loss) before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $2.9 million (3.9% of net sales) in the second quarter of 1998, compared to ($1.0) million ((1.2%) of net sales) in the second quarter of 1997, an increase of $3.9 million. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1998 Compared with Year to Date 1997

Net Sales

The following table sets forth the net sales of each of the Company's principal business segments for the six months ended July 4, 1998 and June 28, 1997 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                            Six Months Ended                       Increase/
                                                July 4, 1998              June 28, 1997          (Decrease)
                                             ------------------        -------------------       ----------
                              (dollars in millions)

Men's Apparel                                  $146.3        92%         $159.7       94%             (8%)
Children's Sleepwear and Underwear               13.0         8%            9.9        6%             32%
                                              -------      -----       --------     -----

Total                                          $159.3       100%         $169.6      100%             (6%)
                                               ======       ====         ======      ====

Sales of men's apparel decreased by $13.4 million, or 8%, in the first half of 1998, as compared to the first half of 1997. This decrease primarily resulted from (i) a $4.6 million reduction in dress shirt sales, of which $3.4 million was related to lower Perry Ellis off-price sales and $1.2 million related to reduced Gant sales, (ii) a $4.3 million reduction related to the closure of all non-Perry Ellis retail stores in the fourth quarter of 1997, (iii) a $2.3 million reduction for Canyon River Blues jeans, resulting from higher initial shipments for new loose fit and wide leg programs, which began in the first half of 1997, and (iv) a $2.0 million reduction for sales under the discontinued Thomson brand in 1998.

Sales of children's sleepwear and underwear increased by $3.1 million, or 32%, in the first half of 1998, as compared to the first half of 1997. This increase was primarily a result of (i) increased sales of Joe Boxer sportswear in 1998 and (ii) an increase in the sale of prior season goods carried over from last year. As previously announced, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. This line accounted for net sales of $2.3 million in the first half of 1998, as compared to $0.3 million in the first half of 1997. The Company will continue with its Joe Boxer sleepwear and underwear product lines.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the six months ended July 4, 1998 and June 28, 1997:

                                Six Months Ended
                                                 July 4, 1998             June 28, 1997
                                               --------------            --------------
                              (dollars in millions)

Men's Apparel                                   $33.2      22.7%          $35.0       21.9%
Children's Sleepwear and Underwear                0.2       1.2%            1.4       13.8%
                                                 ----                      ----

        Total                                  $33.4        21.0%         $36.4        21.4%
                                               =====                      =====

The decline in gross profit in the men's apparel segment was primarily attributable to the reduction in net sales discussed above. The increase in gross profit margin was primarily due to the elimination of unprofitable programs as discussed above.

The decline in gross profit margin in children's sleepwear and underwear was primarily attributable to (i) the underabsorption of manufacturing costs in the first half of 1998 related to the planned shift of production closer to the order taking process and (ii) the discontinuance and sell-off of the Joe Boxer sportswear line at significantly reduced margins.

Selling, General and Administrative Expenses

As a result of initiatives begun in 1997, selling, general and administrative ("SG&A") expenses for the first half of 1998 decreased to $34.3 million (21.5% of net sales) from $41.4 million (24.4% of net sales) for the first half of 1997. The decrease primarily resulted from (a) a $4.0 million decrease related to the closure of all non-Perry Ellis retail stores in the fourth quarter of 1997 and (b) a continuing focus by the Company on cost saving opportunities.

Reversal of Provision for Restructuring

In  the  first  half  of  1997,  the  Company   reversed   previously   recorded
restructuring   provisions  of  $1.2  million,   primarily  resulting  from  the
settlement of liabilities for less than the carrying amount.

Income/(Loss) from Operations Before Interest and Income Taxes

The following table sets forth income/(loss) from operations before interest and income taxes for each of the Company's business segments, expressed both in dollars and as a percentage of net sales, for the six months ended July 4, 1998 and June 28, 1997:

                                Six Months Ended
                                                  July 4, 1998              June 28, 1997
                                                --------------            ---------------
                              (dollars in millions)

Men's Apparel (a)                                $7.8        5.4%          $3.0        1.9%
Children's Sleepwear and Underwear               (3.6)     (27.8%)         (2.3)     (22.7%)
                                                 ----                      ----
                                                  4.2        2.7%           0.7        0.4%
Corporate expenses                               (5.2)                     (4.7)
Licensing division income                         2.2                       1.9
                                                 ----                      ----
Income/(loss) from operations before
 interest and income taxes                       $1.2        0.7%         ($2.1)      (1.2%)
                                                 ====                      ====

(a) Includes the reversal of restructuring charges of $1.2 million in 1997.

Interest Expense, Net

Net interest expense was $8.0 million for the first half of 1998, compared with $7.8 million for the first half of 1997. The increase in interest expense resulted from higher average borrowings during the first half of 1998, primarily due to the loss from operations over the past year.

Discontinued Operations

In the first half of 1997, the Company recognized a charge of $8.7 million, or $(0.58) per share, related to the discontinuance of the Made in the Shade division. This charge included a write-off of goodwill of $4.5 million and an accrual of $580 thousand for estimated operating losses during the phase-out period. Net sales of the division for the six months ended June 28, 1997 were $2.2 million.

Extraordinary Gain

In the first half of 1997, the Company recorded an extraordinary gain of $0.6 million related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.

Net Loss

In the first half of 1998, the Company reported a net loss of $6.9 million, or ($0.45) per share, as compared with a net loss of $17.7 million, or $1.17 per share, in the first half of 1997.

Earnings Before Interest, Taxes,  Depreciation,  Amortization,
Restructuring Charges,  Discontinued Operations and
Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $5.8 million (3.6% of net sales) in the first half of 1998, compared to $1.2 million (0.7% of net sales) in the first half of 1997, an increase of $4.6 million. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

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

In contemplation of the Debt Restructuring, the Company elected not to pay the interest payment of approximately $5.5 million that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. As of July 4, 1998, interest accrued on the Senior Secured Notes was $9.3 million. Because the Company elected not to pay the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default has occurred with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the indenture governing the Senior Secured Notes (the "Indenture") issued a Notice of Default stating that, as a result of the Company's failure to make the interest payment due on the Senior Secured Notes, an event of default under the Indenture had occurred on April 1, 1998. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture, such acceleration could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws. In accordance with the terms of the Restructuring Agreement, Magten has provided a written direction to the Trustee under the Indenture to forbear during the term of the Restructuring Agreement from taking any action in connection with the failure by the Company to make the interest payment on the Senior Secured Notes that was due and payable on March 2, 1998. Pursuant to an amendment to the Restructuring
Agreement, Magten has also agreed to provide a similar written forbearance direction to the Trustee upon the failure by the Company to make the interest payment on the Senior Secured Notes that is due and payable on August 31, 1998. However, there is no assurance that the holders of 25% or more of the Senior Secured Notes will not decide to accelerate the outstanding indebtedness under the Senior Secured Notes prior to consummation of the Debt Restructuring. Implementation of the Debt Restructuring will result in the elimination of $11.0 million of annual interest expense to the Company. There can be no assurances, however, that the Debt Restructuring will be consummated. Failure to consummate the Debt Restructuring could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement.

On June 1, 1998, the Company and CIT executed the Thirteenth Amendment to the Credit Agreement. The Thirteenth Amendment reduced the interest rate on direct borrowings, increased borrowings allowed against eligible inventory, eliminated factoring of accounts receivable and modified the covenant related to maximum net loss. Under the Thirteenth Amendment, CIT also agreed to continue to forbear until November 30, 1998, subject to certain conditions, from exercising any of its rights or remedies under the Credit Agreement arising by virtue of the Company's failure to pay interest on its Senior Secured Notes.

On June 1, 1998, the Company also received a commitment from CIT for a new $140 million secured credit facility to become effective upon completion of the Debt Restructuring. The new credit facility will provide financing through December 31, 2001, and is comprised of a $125 million revolving credit facility and a $15 million term loan facility, and includes terms consistent with the Thirteenth Amendment. The closing of the new credit facility with CIT is subject to the satisfaction of a number of conditions.

Pursuant to the Credit Agreement, the interest rate charged on direct borrowings is 0.25 percent in excess of the base rate of The Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.5% at July 4, 1998) or 2.25% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.69% at July 4, 1998). Prior to the Thirteenth Amendment to the Credit Agreement, the Company sold to CIT, without recourse, certain eligible accounts receivable. The credit risk for such accounts was thereby transferred to CIT. Pursuant to the Thirteenth Amendment, new accounts receivable are no longer sold to CIT. The credit risk for accounts receivable previously sold to CIT remains with CIT. The amounts due from CIT have been offset against the Company's direct borrowings from CIT in the accompanying balance sheets. The amounts that have been offset were $9.8 million at July 4, 1998 and $9.7 million at June 28, 1997.

On July 4, 1998, direct borrowings (including borrowings under the Eurodollar option) and letters of credit outstanding under the Credit Agreement were $52.2 million and $22.1 million, respectively, and the Company had unused availability of $10.1 million. On June 28, 1997, direct borrowings and letters of credit outstanding under the Credit Agreement were $53.4 million and $25.3 million, respectively, and the Company had unused availability of $13.8 million. During the first half of 1998, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $84.6 million at which time the Company had unused availability of $7.0 million. During the first half of 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $92.8 million at which time the Company had unused availability of $10.3 million.

The instruments governing the Company's outstanding debt contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required to maintain a minimum level of unused availability. As of July 4, 1998, the Company was in compliance with this covenant.

The indenture governing the Company's outstanding Senior Secured Notes requires the Company to reduce its outstanding indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing on the first day of February. This covenant has been satisfied for the balance of the term of the Senior Secured Notes.

The Company's cash used in operating activities for the first half of 1998 was $15.6 million, which primarily reflects a $10.5 million planned increase in inventory and the loss from continuing operations of $6.9 million.

Cash used for investing activities in the first half of 1998 was $3.8 million, which represented capital expenditures of $3.4 million and the installation of store fixtures in department stores of $0.4 million. During 1998, the Company plans to make capital expenditures of approximately $11.6 million and to spend an additional $1.7 million for the installation of store fixtures in department stores.

Cash provided by financing  activities in the first half of 1998 was
 $18.4 million, which represented short-term borrowings under the Credit Agreement.

The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under the Credit Agreement, will be adequate to meet the financing requirements it anticipates during the next twelve months, provided that the Company consummates the Debt Restructuring and secures the new credit facility. There can be no assurance, however, (i) that the Company will consummate the Debt Restructuring and secure the new credit facility or (ii) that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact of adopting SFAS No. 133 on their financial statements and has not determined the timing of or method of adoption.

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

Substantial Level of Indebtedness and the Ability to Restructure Debt. The Company had current indebtedness of $157.1 million as of July 4, 1998. Of this amount, $104.9 million represents the principal amount of the Senior Secured Notes. The Company will not generate sufficient cash flow from operations to repay this amount at maturity. Accordingly, the Company is directing its efforts towards implementing the Debt Restructuring as described above. Given the Company's past inconsistent operating performance, together with the reluctance of investors to invest in apparel companies suffering from high debt-to-equity ratios and the Company's inability to raise funds in the capital markets to re-capitalize the Company, absent the Debt Restructuring, the Company does not believe it will be able to refinance its indebtedness under the Senior Secured Notes. Failure by the Company to consummate the Debt Restructuring as contemplated could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement, and, thus, would be likely to have a material adverse effect on the Company.

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

Year 2000 Compliance. The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of (i) improving the Company's IS to provide and enhance support to all operating areas and (ii) resolving year 2000 issues, the Company entered into a working agreement (the "EDS Agreement") with Electronic Data Systems Corporation ("EDS"). The EDS Agreement constituted the initial phase of a long-term project to outsource Salant's IS and to remedy year 2000 issues. As part of this initial phase, the Company and EDS identified the ability of one of the two major enterprise systems in the Company to be modified to make such system Year 2000 compliant and to migrate the operations of the Company to one enterprise system (the "System Conversion"). As a result of its ability to implement the System Conversion and after reviewing the cost of outsourcing the IS function to EDS, Salant has determined not to outsource the IS functions to EDS. Instead, the Company will use internal resources for the System Conversion and other consultants for the implementation of new software. The Company anticipates that the System Conversion, as well as the implementation of new software, will be completed by the first quarter of 1999. The Company anticipates that the cost of the System Conversion and new software will be approximately $10 million, to be incurred during 1998 and 1999. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the second quarter of 1998, the Company filed one Form 8-K dated June 5, 1998, reporting (i) an extension of an agreement in principle with its major note and equity holders to restructure its existing long term debt, and (ii) an agreement with its working capital lender to extend the financing under its current credit agreement, along with a commitment for a new secured credit facility, to become effective upon completion of the debt restructuring.

Exhibits

Number                     Description

10.44                      Letter  Agreement,  dated July 8, 1998,  amending the
                           Letter Agreement, dated March 2, 1998, as amended, by and among Salant Corporation, Magten Asset Management
                           Corp., as agent on behalf of certain of its accounts, and Apollo Apparel Partners, L.P.

27                         Financial Data Schedule


                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SALANT CORPORATION



Date:     August 17, 1998                          /s/   Philip A. Franzel
        -----------------                          -----------------------

                                                   Philip A. Franzel
                            Executive Vice President
                           And Chief Financial Officer