Form 10-Q
period 1998-10-03
SALANT CORP
filed 1998-11-17
CIK 86346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of November 13, 1998, there were outstanding 14,984,608 shares of the Common Stock of the registrant.

                                                 TABLE OF CONTENTS


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations                            3

Condensed Consolidated Statements of Comprehensive Income                  4

Condensed Consolidated Balance Sheets                                      5

Condensed Consolidated Statements of Cash Flows                            6

Notes to Condensed Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                  23

Item 6.  Exhibits and Reports on Form 8-K                                 23

SIGNATURE                                                                 24

                                                                        3


                                                Salant Corporation and Subsidiaries
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                           (Amounts in thousands, except per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                             Oct. 3,        Sept. 27,           Oct. 3,        Sept. 27,
                                                                   1998             1997              1998             1997
                                                               --------         --------          --------         --------

Net sales                                                       $99,715         $110,871          $259,058         $280,472
Cost of goods sold                                               75,444          _83,635           201,371          216,881
                                                               --------         --------          --------         --------

Gross profit                                                     24,271           27,236            57,687           63,591

Selling, general and
 administrative expenses                                        (18,471)         (17,712)          (52,802)         (59,072)
Royalty income                                                    1,097            1,297             3,774            3,833
Goodwill amortization                                              (470)            (470)           (1,411)          (1,411)
Reversal of provision
 for restructuring (Note 6)                                          --               --               158            1,164
Other income                                                          4              171               175              359
                                                                --------       ---------          --------         --------

Income from continuing operations
 before interest, income taxes and
 extraordinary gain                                               6,431           10,522             7,581            8,464

Interest expense, net                                             4,295            4,490            12,337           11,867
                                                                -------         --------         ---------         --------

Income/(Loss) from continuing operations
 before income taxes and extraordinary gain                       2,136            6,032            (4,756)          (3,403)

Income taxes                                                         46               70                20              174
                                                                --------        --------          --------           -------

Income/(loss) from continuing operations
 before extraordinary gain                                        2,090            5,962            (4,776)          (3,577)

Discontinued operations (Note 7):
     Loss from discontinued operations                               --               --                --           (8,136)
     Estimated loss on disposal                                      --             (750)               --           (1,330)
Extraordinary gain (Note 8)                                          --               --                --              600
                                                               --------          -------          --------         --------

Net income/(loss)                                              $  2,090         $   5,212          $ (4,776)        $(12,443)
                                                               ========         =========          =========        ========

Basic and diluted income/(loss) per share:
 From continuing operations                                    $    0.14       $     0.39         $  (0.31)        $   (0.24)
 From discontinued operations                                        --             (0.05)              --             (0.62)
 From extraordinary gain                                             --                --               --              0.04
                                                               --------          --------         --------         ---------

 Basic and diluted loss per share                              $    0.14        $    0.34         $  (0.31)        $   (0.82)
                                                               =========        =========         =========        ==========

Weighted average common stock outstanding                         15,170           15,173            15,170           15,128
                                                               =========        =========         =========        =========



                                     See Notes to Condensed Consolidated Financial Statements.


                                                Salant Corporation and Subsidiaries
                                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (Unaudited)
                                                       (Amounts in thousands)


                                                                 Three Months Ended                  Nine Months Ended
                                                                 Oct. 3,        Sept. 27,           Oct. 3,         Sept. 27,
                                                                   1998             1997              1998             1997
                                                               --------        ---------           -------         --------


Net Income/(loss)                                                $2,090           $5,212           $(4,776)       $ (12,443)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                          (292)               2              (262)          12
                                                                --------        --------           --------   ---------

Comprehensive income                                           $  1,798         $  5,214           $(5,038)        $(12,431)
                                                               ========         ========           ========        ========






































See Notes to Condensed Consolidated Financial Statements.


                                                Salant Corporation and Subsidiaries
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Amounts in thousands)

                                                                      Oct. 3,              January 3,             Sept. 27,
                                                                        1998                  1998                  1997
                                                                    (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $    1,953           $    2,215            $    1,862
 Accounts receivable, net                                                 71,633               45,828                65,207
 Inventories (Note 3)                                                    101,394               96,638               120,225
 Prepaid expenses and other
   current assets (Note 4)                                                10,021                4,218                 2,798
                                                                      ----------           ----------             ---------

Total current assets                                                     185,001              148,899               190,092

Property, plant and equipment, net                                        28,996               26,439                28,660
Other assets                                                              55,185               58,039                58,290
                                                                      ----------           ----------             ---------

Total assets                                                          $  269,182           $  233,377            $  277,042
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $   76,277           $   33,800            $   73,021
 Accounts payable                                                         20,821               27,746                27,939
 Accrued liabilities                                                      23,096               16,503                13,072
 Current portion of long term debt                                       104,879              104,879                    --
 Reserve for business restructuring (Note 6)                            _  1,495                2,764                 1,642
                                                                      ----------           ----------             ---------

Total current liabilities                                                226,568              185,692               115,674

Long term debt                                                                --                   --               104,879
Deferred liabilities                                                       5,351                5,382                 8,133

Shareholders' equity:
Common stock                                                              15,405               15,405                15,405
Additional paid-in capital                                               107,249              107,249               107,249
Deficit                                                                  (80,013)             (75,235)              (69,590)
Accumulated other comprehensive income (Note 5)                           (3,764)              (3,502)               (3,094)
Less - treasury stock, at cost                                            (1,614)              (1,614)               (1,614)
                                                                      ----------           ----------             ---------

Total shareholders' equity                                                37,263               42,303                48,356
                                                                      ----------           ----------             ---------

Total liabilities and shareholders' equity                            $  269,182           $  233,377            $  277,042
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



See Notes to Condensed Consolidated Financial Statements.

                                                             1

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                       Oct. 3,             Sept. 27,
                                                                                       1998    1997
Cash Flows from Operating Activities:
Loss from continuing operations                                                     $  (4,776)          $    (3,577)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
  Depreciation                                                                          3,383                 3,344
  Amortization                                                                          2,295                 1,768
  Amortization of intangibles                                                           1,410                 1,410
Change in operating assets and liabilities:
   Accounts receivable                                                                (12,978)              (25,074)
   Inventories                                                                         (4,756)              (21,728)
   Prepaid expenses and other current assets                                           (5,805)                1,071
   Other assets                                                                            --                  (206)
   Accounts payable                                                                    (6,926)                  377
   Accrued liabilities and reserve for
    business restructuring                                                              5,406                 7,029)
   Deferred liabilities                                                                   (31)               (1,482)
                                                                                      --------            ----------

Net cash used in operating activities                                                 (22,778)              (51,126)
                                                                                      --------            ----------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (5,940)               (6,875)
Store fixture expenditures                                                               (849)               (2,169)
                                                                                      --------            ----------

Net cash used in investing activities                                                  (6,789)               (9,044)
                                                                                      --------             ---------

Cash Flows from Financing Activities:
Net short-term borrowings                                                              29,651                65,344
Retirement of long-term debt                                                               --                (3,372)
Exercise of stock options                                                                  --                   196
Other, net                                                                               (262)             _     12
                                                                                      --------            ---------

Net cash provided by financing activities                                              29,389                62,180
                                                                                      -------             ---------

Net cash (used in) provided by continuing operations                                     (178)                2,010
Cash used in discontinued operations                                                  ____(84)            ___(1,646)

Net decrease in cash and cash equivalents                                                (262)                  364

Cash and cash equivalents - beginning of year                                           2,215                 1,498
                                                                                      -------             ---------

Cash and cash equivalents - end of quarter                                           $  1,953             $   1,862
                                                                                     ========             =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $  3,621             $  14,152
                                                                                     ========             =========
    Income taxes                                                                     $     82             $     174
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

At October 3, 1998 and January 3, 1998, the 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes") in the amount of $104,879 have been classified as a current liability. At October 3, 1998, the Company's current liabilities exceeded its current assets by $41,567. This factor may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

On March 3, 1998, the Company announced that it had reached an agreement in principle with its major note and equity holders to convert its existing indebtedness under the Senior Secured Notes into common equity of the Company (the "March Restructuring Proposal"), as further described in the Company's 1997 Annual Report on Form 10-K and the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 22, 1998, as amended.
Subsequent thereto, the Company and its major note and equity holders have determined to review their continued pursuit of the March Restructuring Proposal in light of, among other things, the significant additional time required in order to consummate the March Restructuring Proposal and the occurrence of certain events (including, but not limited to, a reduction in the value of certain of the Company's business units) that have caused various assumptions upon which the March Restructuring Proposal was premised to no longer be true. The Company is engaged in ongoing and active discussions with The CIT Group/Commercial Services, Inc. ("CIT"), the Company's working capital lender, in order to ensure CIT's continued support of the Company's restructuring efforts and to obtain an extension of, or other acceptable arrangement with respect to, the CIT facility. Although the Company, together with its major note and equity holders, is currently exploring all restructuring options available, unless an agreement is reached with CIT, the CIT facility will terminate on November 30, 1998. The Company is currently in discussions with CIT to obtain sufficient liquidity from and after November 30, 1998. The Company will not be able to continue its normal operations if it is unable to obtain additional financing or consummate a restructuring transaction in the near term.

In contemplation of the March Restructuring Proposal, the Company elected not to pay the interest payment of approximately $5,500 each that were due and payable under the Senior Secured Notes on March 2 and August 31, 1998. As of October 3, 1998, interest accrued on the Senior Secured Notes was $12,071, which is included in accrued liabilities. Because the Company elected not to pay the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default has occurred with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the indenture governing the Senior Secured Notes (the "Indenture") issued a Notice of Default stating that as a result of the Company's failure to make the interest payment due on the Senior Secured Notes, an event of default under the Indenture had occurred on April 1, 1998. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture, such acceleration could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws.

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

The results of operations for the three and nine months ended October 3, 1998 and September 27, 1997 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 3, 1998.

Basic and diluted income/(loss) per share is based on the weighted average number of common shares (including, as of October 3, 1998 and September 27, 1997, 205,854 and 320,609 shares, respectively, anticipated to be issued pursuant to the Company's 1993 bankruptcy plan of reorganization). Basic and diluted income/(loss) per share does not include common stock equivalents, including, for the three and nine months ended October 3, 1998, 1,278,167 stock options, and for the three and nine months ended September 27, 1997, 1,493,935 stock options, inasmuch as their effect would have been anti-dilutive.

Note 3.  Inventories
                                                    October 3,                January 3,             September 27,
                                                          1998                      1998                      1997

Finished goods                                      $   65,920                 $  52,010                $   78,049
Work-in-Process                                         17,604                    21,405                    17,146
Raw materials and supplies                              17,870                    23,223                    25,030
                                                  ------------                ----------                ----------
                                                    $  101,394                 $  96,638                 $ 120,225
                                                    ==========                 =========                 =========

Note 4.  Prepaid Expenses and Other Current Assets

As of October 3, 1998, prepaid expenses and other current assets included $6,888 of capitalized costs related to the March Restructuring Proposal.

Note 5.  Accumulated Other Comprehensive Income

                                                       Foreign Currency   Minimum Pension    Accumulated Other
                                                          Translation        Liability      Comprehensive Income
                                                          Adjustments        Adjustment
1998
Beginning of year balance                                          $   6          $(3,508)              $(3,502)
Nine month change                                                   (262)              --                  (262)
                                                                 --------         --------              --------
End of quarter balance                                             $(256)         $(3,508)              $(3,764)
                                                                 ========         ========              ========

1997
Beginning of year balance                                           $ 76          $(3,182)              $(3,106)
Nine month change                                                     12               --                    12
                                                                   -----          --------              --------
                                                                    $ 88          $(3,182)              $(3,094)
                                                                   =====          ========              ========

Note 6.  Reserve for Business Restructuring

In the first nine months of 1997, the Company reversed previously recorded restructuring provisions of $1,164, primarily resulting from the settlement of liabilities for less than the carrying amount.

As of October 3, 1998, $1,495 remained in the restructuring reserve, primarily related to guaranteed minimum royalty payments for discontinued product lines and the closing of the Thomson facility.

Note 7.  Discontinued Operations

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. Net sales of the division were $623 and $2,822 for the three and nine months ended September 27, 1997, respectively. The loss from operations of the division for the three and nine months ended September 27, 1997 was $8,136 which included a 1997 Second Quarter charge of $4,459 for the write off of goodwill. No income tax benefits have been allocated to the division's 1997 losses. The net liabilities of the discontinued operations have been included in accrued liabilities.

Note 8.  Extraordinary Gain

In the second quarter of 1997, the Company recorded an extraordinary gain of $600 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the prior chapter 11 proceedings.





ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION             AND RESULTS OF OPERATIONS.

Results of Operations

Third Quarter of 1998 Compared with Third Quarter of 1997

Net Sales

The following table sets forth the net sales of each of the Company's principal business segments for the three months ended October 3, 1998 and September 27, 1997 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                            Three Months EndedIncrease/
                                                Oct. 3, 1998               Sept. 27, 1997        (Decrease)
                                                       (dollars in millions)
Men's Apparel                                   $80.3        81%          $88.9       80%            (10%)
Children's Sleepwear and Underwear               19.4        19%           22.0       20%            (12%)
                                                 ----        ---           ----       ---

        Total                                   $99.7       100%         $110.9      100%            (10%)
                                                =====       ====         ======      ====


Sales of men's apparel decreased by $8.6 million, or 10%, in the third quarter of 1998, as compared to the third quarter of 1997. This decrease primarily resulted from (i) a $2.8 million decrease related to lower off price sales of dress shirts, (ii) a $2.5 million decrease that reflects a softening in the Company's basic denim business and the discontinuance of the Thomson pant business in 1997 and (iii) a $2.7 million decrease that is attributable to the previously announced closing of all non-Perry Ellis Stores in the fourth quarter of 1997.

Sales of children's sleepwear and underwear decreased by $2.6 million, or 12%, in the third quarter of 1998, as compared to the third quarter of 1997. This decrease was primarily a result of late deliveries of finished goods inventory and the elimination of the Joe Boxer sportswear product line. As previously announced, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. This line accounted for net sales of $1.1 million in the third quarter of 1998 and $1.5 million in the third quarter of 1997.


Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the three months ended October 3, 1998 and September 27, 1997:




                                                          Three Months Ended
                                                 Oct. 3, 1998            Sept. 27, 1997
                                                         (dollars in millions)

Men's Apparel                                   $21.2      26.4%          $21.6       24.3%
Children's Sleepwear and Underwear                3.1      16.0%            5.6       25.4%
                                                  ---                       ---

        Total                                  $24.3        24.4%         $27.2        24.5%
                                               =====                      =====

The increase in gross profit margin (gross profit as a percentage of net sales) in the men's apparel segment was primarily attributable to improved product mix.

The decline in gross profit and gross profit margin in children's sleepwear and underwear was primarily attributable to closing of Joe Boxer Sportswear and increased selling off-price goods.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 1998 increased to $18.5 million (18.5% of net sales) from $17.7 million (16.0% of net sales) for the third quarter of 1997. The increase primarily resulted from an increase of $1.5 million in employee costs related to the restructuring and $400,000 in additional expense resulting from system conversion for year 2000 compliance requirements.

Income/(Loss) from Operations Before Interest and Income Taxes

The following table sets forth income/(loss) from operations before interest and income taxes for each of the Company's business segments, expressed both in dollars and as a percentage of net sales, for the three months ended October 3, 1998 and September 27, 1997:

                               Three Months Ended
                                                 Oct. 3, 1998              Sept. 27, 1997
                                                       (dollars in millions)

Men's Apparel                                    $9.0       11.2%          $7.3        8.2%
Children's Sleepwear and Underwear                1.2        6.2%           3.7       16.8%
                                                  ---                       ---
                                                 10.2       10.2%          11.0        9.9%
Corporate expenses                               (4.6)                     (1.5)
Licensing division income                         0.8                       1.0
                                                 ----                      ----
Income from operations before
 interest and income taxes                       $6.4        6.4%         $10.5        9.5%
                                                 ====                     =====


The $3.1 million increase of corporate expenses relate primarily to (i) $1.5 million of additional employee costs associated with the Company's restructuring, (ii) $700,000 of additional corporate expenses that were not allocated to the operating divisions and (iii) $400,000 relating to system conversion issues for year 2000 compliance.

Interest Expense, Net

Net interest expense was $4.3 million for the third quarter of 1998, compared with $4.5 million for the third quarter of 1997. The decrease in interest expense resulted from lower average interest rates during the third quarter of 1998.

Discontinued Operations

In the third quarter of 1997, the Company recognized a charge of $750,000, or $(0.05) per diluted share, related to the discontinuance of the Made in the Shade division. Net sales of the division for the three months ended September 27, 1997 were $600,000.

Net Income

In the third quarter of 1998, the Company reported net income of $2.1 million, or $0.14 per diluted share, as compared with a net income of $5.2 million, or $0.34 per diluted share, in the third quarter of 1997.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $8.7 million (8.7% of net sales) in the third quarter of 1998, compared to $12.6 million (11.4% of net sales) in the third quarter of 1997, a decrease of $3.9 million. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1998 Compared with Year to Date 1997

Net Sales

The following table sets forth the net sales of each of the Company's principal business segments for the nine months ended October 3, 1998 and September 27, 1997 and the percentage contribution of each of those segments to total net sales:

                                                                                                 Percentage
                                                            Nine Months Ended                      Increase/
                                                Oct. 3, 1998              Sept. 27, 1997         (Decrease)
                                                       (dollars in millions)

Men's Apparel                                  $226.7        87%         $248.6       89%             (9%)
Children's Sleepwear and Underwear               32.4        13%          $31.9       11%              2%
                                                 ----        ---          -----       ---

Total                                          $259.1       100%         $280.5      100%             (8%)
                                               ======       ====         ======      ====

Sales of men's apparel decreased by $21.9 million, or 9%, in the first nine months of 1998, as compared to the first nine months of 1997. This decrease primarily resulted from (i) a $10.4 million reduction men's bottoms mostly due to a softness in basic denim and the phase out of the discontinued Thomson brand, (ii) a $7.0 million decrease is related to the closure of all non-Perry Ellis retail outlet stores and (iii) a $5.0 million decrease in the dress shirt business due to a general decline at retail for such classification.

Sales of children's sleepwear and underwear increased by $500,000, or 2%, in the first nine months of 1998, as compared to the first nine months of 1997. This increase was primarily a result of the volume increases in off-price and close out inventory sales. As previously announced, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. This line accounted for net sales of $3.4 million in the first nine months of 1998, as compared to $1.8 million in the first nine months of 1997.

Gross Profit

The following table sets forth the gross profit and gross profit margin (gross profit as a percentage of net sales) for each of the Company's business segments for the nine months ended October 3, 1998 and September 27, 1997:

                                Nine Months Ended
                                                 Oct. 3, 1998             Sept. 27, 1997
                                                       (dollars in millions)

Men's Apparel                                   $54.5      24.0%          $56.6       22.8%
Children's Sleepwear and Underwear                3.2       9.9%            7.0       21.9%
                                                  ---                       ---

        Total                                  $57.7        22.3%         $63.6        22.7%
                                               =====                      =====


The decline in gross profit in the men's apparel segment was primarily attributable to the reduction in net sales discussed above. The increase in gross profit margin was primarily due to the elimination of unprofitable programs, improved product mix, and reducing the amount of close out inventory.

The decline in gross profit and gross profit margin in children's sleepwear and underwear was primarily attributable to closing Joe Boxer Sportswear and the increase of off-price sales due to late deliveries of finished goods.

Selling, General and Administrative Expenses

As a result of initiatives begun in 1997, selling, general and administrative ("SG&A") expenses for the first nine months of 1998 decreased to $52.8 million (20.4% of net sales) from $59.1 million (21.1% of net sales) for the first nine months of 1997. The decrease primarily resulted from (a) a $5.9 million decrease related to the closure of all non-Perry Ellis retail stores in the fourth quarter of 1997 and (b) a continuing focus by the Company on cost saving opportunities.

Reversal of Provision for Restructuring

In the first nine  months of 1997,  the  Company  reversed  previously  recorded
restructuring   provisions  of  $1.2  million,   primarily  resulting  from  the
settlement of liabilities for less than the carrying amount.

Income from Operations Before Interest and Income Taxes

The following table sets forth income from operations before interest and income taxes for each of the Company's business segments, expressed both in dollars and as a percentage of net sales, for the nine months ended October 3, 1998 and September 27, 1997:

                                Nine Months Ended
                                                  Oct. 3, 1998              Sept. 27, 1997
                                                       (dollars in millions)

Men's Apparel (a)                               $16.8        7.4%         $10.3        4.1%
Children's Sleepwear and Underwear               (2.4)      (7.4%)          1.4        4.4%
                                                 -----                      ---
                                                 14.4        5.6%          11.7        4.2%
Corporate expenses                               (9.9)                     (6.2)
Licensing division income                         3.1                       3.0
                                                 ----                      ----
Income from operations before
 interest and income taxes                       $7.6        2.9%          $8.5        3.0%
                                                 ====                      ====

(a) Includes the reversal of restructuring charges of $1.2 million in 1997.

Interest Expense, Net

Net interest expense was $12.3 million for the first nine months of 1998, compared with $11.9 million for the first nine months of 1997. The increase in interest expense resulted from higher average borrowings during the first nine months of 1998, primarily due to the loss from operations over the past year.

Discontinued Operations

In the first nine months of 1997, the Company recognized a charge of $9.5 million, or $(0.62) per diluted share, related to the discontinuance of the Made in the Shade division. This charge included a write-off of goodwill of $4.5 million and an accrual of $1.3 million for estimated operating losses during the phase-out period. Net sales of the division for the nine months ended September 27, 1997 were $2.8 million.

Extraordinary Gain

In the first nine months of 1997, the Company recorded an extraordinary gain of $600,000 related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.


Net Loss

In the first nine months of 1998, the Company reported a net loss of ($4.8) million, or $0.31 per diluted share, as compared with a net loss of ($12.4) million, or ($0.82) per diluted share, in the first nine months of 1997.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $14.5 million (5.6% of net sales) in the first nine months of 1998, compared to $13.8 million (4.9% of net sales) in the first nine months of 1997, an increase of $700,000. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

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

On March 3, 1998, the Company announced that it had reached an agreement in principle with its major note and equity holders to convert its existing indebtedness under the 10 1/2% Senior Secured Notes due December 31, 1998 (the "Senior Secured Notes") into common equity of the Company (the "March Restructuring Proposal"), as further described in the Company's 1997 Annual Report on Form 10-K and the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 22, 1998, as amended. Subsequent thereto, the Company and its major note and equity holders have determined to review their continued pursuit of the March Restructuring Proposal in light of, among other things, the significant additional time required in order to consummate the March Restructuring Proposal and the occurrence of certain events (including, but not limited to, a reduction in the value of certain of the Company's business units) that have caused various assumptions upon which the March Restructuring Proposal was premised to no longer be true. The Company is engaged in ongoing and active discussions with The CIT Group/Commercial Services, Inc. ("CIT"), the Company's working capital lender, in order to ensure CIT's continued support of the Company's restructuring efforts and to obtain an extension of, or other acceptable arrangement with respect to, the CIT facility. Although the Company, together with its major note and equity holders, is currently exploring all restructuring options available, unless an agreement is reached with CIT, the CIT facility will terminate on November 30, 1998. The Company is currently in discussions with CIT to obtain sufficient liquidity from and after November 30, 1998. The Company will not be able to continue its normal operations if it is unable to obtain additional financing or consummate a restructuring transaction in the near term.

In contemplation of the March Restructuring Proposal, the Company elected not to pay the interest payments of approximately $5.5 million each that were due and payable under the Senior Secured Notes on March 2 and August 31, 1998. As of October 3, 1998, interest accrued on the Senior Secured Notes was $12.1 million. Because the Company elected not to pay the interest due on the Senior Secured Notes by the expiration of the applicable grace period, an event of default has occurred with respect to the Senior Secured Notes, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the indenture governing the Senior Secured Notes (the "Indenture") issued a Notice of Default stating that, as a result of the Company's failure to make the interest payment due on the Senior Secured Notes, an event of default under the Indenture had occurred on April 1, 1998. If holders of at least 25% in aggregate principal face amount of the Senior Secured Notes accelerate all outstanding indebtedness under the Senior Secured Notes pursuant to the terms of the Indenture, such acceleration could result in the Company becoming subject to a proceeding under the Federal bankruptcy laws. In accordance with the terms of the March Restructuring Proposal, Magten Asset Management Corp. ("Magten"), the beneficial owner of, or the representative of the beneficial owners of, approximately 70% of the aggregate principal amount of the Senior Secured Notes has provided written direction to the Trustee under the Indenture to forbear from taking any action through November 30, 1998 in connection with the failure by the Company to make the interest payments on the Senior Secured Notes that were due and payable on March 2, 1998 and August 31, 1998. As noted above, in connection with the Company's evaluation of its restructuring options, the Company is currently in discussions with Magten regarding an alternative transaction. However, there is no assurance that the parties will reach an agreement. In addition, there is no assurance that the holders of 25% or more of the Senior Secured Notes will not decide to accelerate the outstanding indebtedness under the Senior Secured Notes prior to consummation of any restructuring transaction. There can be no assurances, however, that a restructuring of the Company's indebtedness will be consummated. Failure to consummate a restructuring of the Company's indebtedness could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement.

On June 1, 1998, the Company and CIT executed the Thirteenth Amendment to the Credit Agreement. The Thirteenth Amendment reduced the interest rate on direct borrowings, increased borrowings allowed against eligible inventory, eliminated factoring of accounts receivable and modified the covenant related to maximum net loss. Under the Thirteenth Amendment, CIT also agreed to continue to forbear until November 30, 1998, subject to certain conditions, from exercising any of its rights or remedies under the Credit Agreement arising by virtue of the Company's failure to pay interest on its Senior Secured Notes. As noted above, the Company is currently in discussions with CIT in order to obtain sufficient liquidaty from CIT from and after November 30, 1998.

On June 1, 1998, the Company also received a commitment from CIT for a new $140 million secured credit facility to become effective upon completion of the March Restructuring Proposal. The new credit facility would provide financing through December 31, 2001, and was comprised of a $125 million revolving credit facility and a $15 million term loan facility, and included terms consistent with the Thirteenth Amendment. Given the decision of the parties to review their continued pursuit of the March Restructuring Proposal, the Company has engaged in active discussions with CIT to obtain sufficient liquidity from CIT until a restructuring transaction is implemented. In connection with the Company's efforts to implement a restructuring, the Company will attempt to conclude an agreement with CIT on long-term financing for the post- restructured Company.


Pursuant to the Credit Agreement, the interest rate charged on direct borrowings is 0.25 percent in excess of the base rate of The Chase Manhattan Bank, N.A. (the "Prime Rate", which was 8.5% at October 3, 1998) or 2.25% above the London Late Eurodollar rate (the "Eurodollar Rate", which was 5.375% at October 3,
1998). Prior to the Thirteenth Amendment to the Credit Agreement, the Company sold to CIT, without recourse, certain eligible accounts receivable. The credit risk for such accounts was thereby transferred to CIT. Pursuant to the Thirteenth Amendment, new accounts receivable are no longer sold to CIT. The credit risk for accounts receivable previously sold to CIT remains with CIT.

On October 3, 1998, direct borrowings (including borrowings under the Eurodollar option) and letters of credit outstanding under the Credit Agreement were $77.6 million and $18.5 million, respectively, and the Company had unused availability of $11.0 million. On September 27, 1997, direct borrowings and letters of credit outstanding under the credit Agreement were $73.0 million and $24.0 million, respectively, and the Company had unused availability of $12.6 million. During the first nine months of 1998, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $100.9 million at which time the Company had unused availability of $8.3 million. During the first nine months of 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $112.9 million at which time the Company had unused availability of $10.5 million.

The instruments governing the Company's outstanding debt contain numerous financial and operating covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. In addition, under the Credit Agreement, the Company is required to maintain a minimum level of unused availability. As of October 3, 1998, the Company was in compliance with this covenant.

The indenture governing the Company's outstanding Senior Secured Notes requires the Company to reduce its outstanding indebtedness (excluding outstanding letters of credit) to $20 million or less for fifteen consecutive days during each twelve month period commencing on the first day of February. This covenant has been satisfied for the balance of the term of the Senior Secured Notes.

The Company's cash used in operating activities for the first nine months of 1998 was $22.8 million, which primarily reflects a $5.8 million increase in other current assets for restructuring costs and the loss from continuing operations of $4.8 million.

Cash used for investing activities in the first nine months of 1998 was $6.8 million, which represented capital expenditures of $5.9 million and the installation of store fixtures in department stores of $0.8 million. During 1998, the Company plans to make capital expenditures of approximately $11.6 million and to spend an additional $1.7 million for the installation of store fixtures in department stores.

Cash provided by financing activities in the first nine months of 1998 was $29.6 million, which represented short-term borrowings under the Credit Agreement.


The Company's principal sources of liquidity, both on a short-term and a long-term basis, are cash flow from operations and borrowings under the Credit Agreement. Based upon its analysis of its consolidated financial position, its cash flow during the past twelve months, and the cash flow anticipated from its future operations, the Company believes that its future cash flows together with funds available under the Credit Agreement, will be adequate to meet the financing requirements it anticipates during the next twelve months, provided that the Company consummates a restructuring of its indebtedness and secure a the new credit facility. There can be no assurance, however, (i) that the Company will consummate a restructuring of its indebtedness and secure a new credit facility or (ii) that future developments and general economic trends will not adversely affect the Company's operations and, hence, its anticipated cash flow.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact of adopting SFAS No. 133 on their financial statements and has not determined the timing of or method of adoption.

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

Substantial Level of Indebtedness and the Ability to Restructure Debt. The Company had current indebtedness of $226.6 million as of October 3, 1998. Of this amount, $104.9 million represents the principal amount of the Senior Secured Notes. The Company will not generate sufficient cash flow from operations to repay this amount at maturity. As noted above, the Company together with its major note and equity holders have determined to review their continued pursuit of the March Restructuring Proposal, and the Company is directing its efforts in connection therewith. Given the Company's past inconsistent operating performance, together with the reluctance of investors to invest in apparel companies suffering from high debt-to-equity ratios and the Company's inability to raise funds in the capital markets to re-capitalize the Company, absent the a restructuring of the Company's indebtedness, the Company does not believe it will be able to refinance its indebtedness under the Senior Secured Notes. Failure by the Company to consummate a restructuring of its indebtedness could result in the acceleration of all of the indebtedness under the Senior Secured Notes and/or the Credit Agreement, and, thus, would be likely to have a material adverse effect on the Company.

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

Year 2000 Compliance. The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. As of November 17, 1998, the Company has completed the implementation of new financial systems that are year 2000 compliant ("Y2K"). In addition, the Company has completed all testing of software modifications to correct the Y2K problems on certain existing software programs, including its primary enterprise systems (the "AMS System") at a total cost of $3.5 million. The Company anticipates that any business units that are using software that is not Y2K compliant will be converted to the modified software by the end of the first quarter of 1999, at an estimated cost of $500,000. The Company has also identified certain third party software and hardware that is not Y2K compliant. The Company expects that these systems will be converted by the end of the second quarter of 1999 to systems that will be Y2K compliant at an estimated cost of $2.0 million. The funding for these activities has or will come from internally generated cash flow and/or borrowings under the Company's working capital facility. As a result of the Company's (i) successful implementation of its new financial systems,
(ii) completed testing of the modifications to the AMS System, and (iii) expectation that all non Y2K systems will be converted by the end of the second quarter of 1999, the Company has not developed a contingency plan to address Y2K issues. If, however, the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company.

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

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In contemplation of the March Restructuring Proposal, the Company elected not to pay the interest payment of approximately $5.5 million that was due and payable under the Senior Secured Notes on March 2, 1998, subject to a 30 day grace period. Because the Company elected not to pay the interest due by the expiration of the applicable grace period, an event of default has occurred, entitling the holders to accelerate the maturity thereof. On April 8, 1998, the Trustee under the Indenture issued a Notice of Default stating that as a result of the Company's failure to make the interest payment, an event of default under the Indenture had occurred on April 1, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the third quarter of 1998, the Company did not file any reports on Form 8-K.

Exhibits

Number                      Description

10.45                       Letter Agreement, dated July 20, 1998, amending the Employment
                            Agreement, dated August 18, 1997, between Philip A. Franzel and
                            Salant Corporation.

10.46                       Letter Agreement dated July 20, 1998, amending the Employment
                            Agreement, dated May 1, 1997, between Todd Kahn and Salant
                            Corporation

10.47                       Letter Agreement, dated July 20, 1998, amending the Employment
                            Agreement, dated March 20, 1997, between Jerald S. Politzer and
                            Salant Corporation.

27                          Financial Data Schedule


                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:     November 17, 1998                          /s/   Philip A. Franzel
        -------------------                          -----------------------

                                                     Philip A. Franzel
                                                     Executive Vice President
                                                     And Chief Financial Officer