Form 10-K
period 1999-01-02
SALANT CORP
filed 1999-04-20
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 1999

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

         As of April 7, 1999, there were outstanding 14,984,608 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on the New York Stock Exchange on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $1,067,704. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.



                                                 TABLE OF CONTENTS



PART I                                                                                                                     Page
     Item 1.      Business
     Item 2.      Properties
     Item 3.      Legal Proceedings
     Item 4.      Submission of Matters to a Vote of Security Holders

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

PART IV

     Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

SIGNATURES

                                                      PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant" or the "Company"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. Salant designs, manufactures, imports and markets to retailers throughout the United States brand name and private label menswear apparel products. Salant sells its products to department and specialty stores, national chains, major discounters and mass volume retailers throughout the United States. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. In December 1998, the Company determined to discontinue and sell its Salant Children's Apparel Group (the "Children's Group"), which manufactures and markets blanket sleepers, pajamas and underwear. (As used herein, the "Company" includes Salant and its subsidiaries, but excludes the Children's Group and the Made in the Shade divisions.)

Bankruptcy Court Cases.

On June 27, 1990, Salant and Denton Mills each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a separate voluntary petition for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On July 30, 1993, the Bankruptcy Court issued an order confirming the Company's reorganization plan.

On December 29, 1998 (the "Filing Date"), Salant filed a petition under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the "Chapter 11 Case") in order to implement a restructuring of its 10-1/2 % Senior Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court in order to implement its restructuring.

Pursuant to the Plan, Salant intends to focus primarily on its Perry Ellis men's apparel business and, as a result, intends to exit its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. To that end, Salant has sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. Salant has also sold its Children's Group business. This sale was primarily for inventory related to the Children's Group business and the Dr. Denton Trademark.

The Plan provides that (i) all of the outstanding principal amount of Senior Notes, plus all accrued and unpaid interest thereon, will be converted into 95% of Salant's new common stock, subject to dilution, and (ii) all of Salant's existing common stock will be converted into 5% of Salant's new common stock, subject to dilution. Salant's general unsecured creditors (including trade creditors) are unimpaired and upon consummation of the Plan will be paid in full. The Plan has been approved by all of the holders of Senior Notes that voted and over 96% of the holders of Salant common stock that voted.

On March 25, 1999, the Bankruptcy Court held a hearing on the confirmation of the Plan. At that hearing, the Bankruptcy Court advised that it would take the objection to confirmation under advisement and that it expected to rule on the objection. Prior to the Bankruptcy Court's announcement of its ruling on the objection, Salant and Supreme International, Inc. ("Supreme") (in its own capacity and on behalf of Perry Ellis International, Inc. ("PEI", and together with Supreme "Supreme-PEI")), which had filed an objection to confirmation, settled and resolved their differences, and the economic terms of their settlement were set forth in a term sheet (the "Term Sheet") which was attached to and incorporated into the confirmation order (the "PEI Settlement"). Thereafter, at the April 16, 1999 hearing, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order").

     The PEI Settlement. The following is a summary of the material provisions of the Term Sheet setting forth the terms of the PEI Settlement. The following description is qualified in its entirety by the provisions of the Term Sheet, which is attached as Exhibit A to the Comfirmation Order. The PEI Settlement provides that (i) Salant will return to PEI the license to sell Perry Ellis products in Puerto Rico, the U.S. Virgin Islands, Guam and Canada (Salant will retain the right to sell its existing inventory in
     Canada through January 31, 2000); (ii) the royalty rate due PEI under Salant's Perry Ellis Portfolio pants license with respect to regular price sales in excess of $15.0 million annually will be increased to 5%; (iii) Salant will provide Supreme-PEI with the option to take over any real estate lease for a retail store that Salant intends to close; (iv) Salant will assign to Supreme-PEI its sublicense with Aris Industries, Inc. for the manufacture, sale and distribution of the Perry Ellis America brand sportswear and, depending on certain circumstances, receive certain royalty payments from Supreme-PEI through the year 2005; (v) Salant will pay PEI its prepetition invoices of $616,844 and post-petition invoices of $56,954 on the later of (a) the Effective Date (as defined in the Plan) of the Plan and (b) the due date with respect to such amounts; (vi) Supreme-PEI (a) agrees and acknowledges that the sales of businesses made by Salant during its Chapter 11 case do not violate the terms of Salant's license agreements with PEI (the "Perry Ellis Licenses") and do not give rise to the termination of the Perry Ellis Licenses and (b) consents to the change of control arising from the conversion of debt into equity under the Plan and acknowledges that such change of control does not give rise to any right to terminate the Perry Ellis Licenses; and (vii) Supreme-PEI withdraws with prejudice its objection to confirmation of the Plan, and supports confirmation of the Plan.

Men's Apparel. In fiscal 1998, the men's apparel business was comprised of the Perry Ellis division and Salant Menswear Group. The Perry Ellis division markets dress shirts, slacks and sportswear under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks. Salant Menswear Group was comprised of the Accessories division, the Bottoms division and all dress shirt businesses other than those selling products bearing the PERRY ELLIS trademarks. The Accessories division markets neckwear, belts and suspenders under a number of different trademarks, including PORTFOLIO BY PERRY ELLIS, JOHN HENRY, SAVE THE CHILDREN and PEANUTS. The Bottoms division primarily manufactures men's and boys' jeans, principally under the Sears, Roebuck & Co. ("Sears") CANYON RIVER BLUES trademark, and men's casual slacks under Sears' CANYON RIVER BLUES KHAKIS trademark (collectively "Canyon River Blues Product"). Pursuant to an Agreement dated March 10, 1999, between the Company and Sears, the Company has agreed to continue to deliver, in the ordinary course, Canyon River Blues Product to Sears until the middle of May 1999. During the end of May and early June 1999, the Company will deliver to Sears the remaining Canyon River Blues Product at a discount to Sears. The Agreement by its terms is subject to Bankruptcy Court approval. A motion seeking approval of the Agreement is currently pending before the Bankruptcy Court. If no objections to the motion are filed, the Company will present an order for signature to the Bankruptcy Court approving the motion on April 26, 1999. To date, no objections to the motion have been filed.

The Salant Menswear Group also marketed dress shirts, primarily under the JOHN HENRY and MANHATTAN trademarks. Pursuant to the Plan, the Company has sold or is in the processes of selling or otherwise disposing of substantially all of its businesses other than the businesses conducted under the Perry Ellis Trademarks. In that connection, the Company sold its dress shirt business and its John Henry, Manhattan and related trademarks to Supreme pursuant to a Purchase and Sale Agreement, dated December 28, 1998 (subject to and subsequently approved by the Bankruptcy Court on February 26, 1999).

Children's Sleepwear and Underwear. In 1998, the children's sleepwear and underwear business was conducted by the Children's Group . The Children's Group marketed blanket sleepers primarily using a number of well-known licensed cartoon characters created by, among others, DISNEY and WARNER BROS. The Children's Group also marketed pajamas under the OSHKOSH B'GOSH trademark, and sleepwear and underwear under the JOE BOXER trademark. At the end of the first quarter of 1998, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. Instead, consistent with the approach that the Joe Boxer Corporation (Salant's licensor of the Joe Boxer trademark) had taken, the Company focused on its core business of underwear and sleepwear. In connection with the Plan, the Company adopted a formal plan to discontinue the Children's Group. Pursuant to a Purchase and Sale Agreement dated January 14, 1999, the Company sold to the Wormser Company ("Wormser"), all of Salant's right to, title and interest in, certain assets of the Children's Group. All assets of the Children's Group not sold to Wormser have been or will be disposed.

Retail Outlet Stores. The retail outlet stores business of the Company consists of a chain of factory outlet stores (the "Stores division"), through which it sells products manufactured by the Company and other apparel manufacturers. In December 1997, the Company announced the restructuring of the Stores division, pursuant to which the Company closed all stores other than its Perry Ellis outlet stores. This resulted in the closing of 42 outlet stores. At the end of 1998, Salant operated 19 Perry Ellis outlet stores and 1 close-out store.

Significant Customers. In 1998, approximately 20% of the Company's sales were made to Sears and approximately 14% of the Company's sales were made to Federated Department Stores, Inc. ("Federated"). Also in 1998, approximately 11% of the Company's sales were made to Dillard's Corporation ("Dillard's") and approximately 10% of the Company's sales were made to Marmaxx Corporation ("Marmaxx"). In 1997 approximately 10% of the Company's sales were made to Dillards. In 1997 and 1996, approximately 11% and 10% of the Company's sales were made to Marmaxx, respectively and approximately 19% and 15% of the Company's sales were made to Sears for 1997 and 1996, respectively. In both 1997 and 1996, approximately 12% of the Company's sales were made to Federated.

No other customer accounted for more than 10% of the sales during 1996, 1997 or 1998.

Trademarks. The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise.

Approximately 76% of the Company's net sales for 1998 was attributable to products sold under Company owned or licensed designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels, including Sears' CANYON RIVER BLUES.

Pursuant to the Plan, substantially all of the Company's business will be conducted under the Perry Ellis Trademarks. During 1998, 55% of the Company's sales was attributable to products sold under the PERRY ELLIS, PORTFOLIO BY PERRY ELLIS and PERRY ELLIS AMERICA trademarks; these products are sold through leading department and specialty stores. Approximately 11% of the Company's sales were attributable to products sold under the MANHATTAN trademark. Products sold to Sears under its exclusive brand CANYON RIVER BLUES accounted for 15% of the Company's sales during 1998. No other line of products accounted for more than 10% of the Company's sales during 1998.

Trademarks Licensed to the Company. The Perry Ellis Trademarks are licensed to the Company under the Perry Ellis Licenses with PEI. The license agreements contain renewal options, which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. The Company also has rights of first refusal worldwide for certain new licenses granted by PEI for men's apparel and accessories. On January 28, 1999, PEI and Supreme announced that they had entered into a definitive agreement under which Supreme will acquire for cash all of the stock of PEI for $75 million. On April 7, 1999, Supreme completed the acquisition of PEI and became Salant's licensor under the Perry Ellis Licenses.

Design and Manufacturing. Products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions. In limited cases, the Company's designers may receive input from one or more of the Company's licensors on general themes or color palettes.

During 1998, approximately 10% of the products produced by the Company (measured in units) were manufactured in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 90% of its domestic-made products and 30% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers. In 1998, approximately 37% of the Company's foreign production was manufactured in Mexico, and approximately 23% was manufactured in Guatemala.

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

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. No single supplier accounted for more than 10% of Salant's raw material purchases during 1998.

Employees. As of the end of 1998, the Company employed approximately 3,200 persons, of whom 2,700 were engaged in manufacturing and distribution operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's retail outlet stores. Substantially all of the manufacturing employees are covered by collective bargaining agreements with various unions. The Company believes that its relations with its employees are satisfactory. Pursuant to the business plan being implemented by means of the Plan, the Company will no longer engage in manufacturing and will close all of its distribution facilities, except for its Winnsboro, South Carolina facility. Accordingly, the Company anticipates employing approximately 500 persons following the disposition of those facilities used in the non-Perry Ellis business.

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line manufacturers (such as the Company) and a larger number of specialty manufacturers. The Company faces substantial competition in its markets from companies in both categories. Many of the Company's competitors have greater financial resources than the Company. The Company seeks to maintain its competitive position in the markets for its branded products on the basis of the strong brand recognition associated with those products and, with respect to all of its products, on the basis of styling, quality, fashion, price and customer service.

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

Salant Children's Group - Discontinued Operation. In December 1998, the Company determined to restructure and sell its Children's Group, which manufactured and marketed blanket sleepers primarily using a number of well-known cartoon characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the OSHGOSH B'GOSH trademark and sleepwear and underwear under the JOE BOXER trademark. The financial statements of the Company included in this report treat Salant's Children's Group as a discontinued operation.


Made in the Shade - Discontinued Operation. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear under the Company owned trademarks MADE IN THE SHADE and PRIME TIME. The financial statements of the Company included in this report treat the Made in the Shade division as a discontinued operation.

Events Leading to the Chapter 11 Filing

Since emerging from bankruptcy in September 1993, Salant had from time to time explored various strategies regarding its overall business operations and, in particular, various possible transactions that would result in a refinancing of its long-term debt obligations. In this connection, during the period from the beginning of the fiscal year ending January 3, 1998 ("Fiscal 1997") through the Filing Date, Salant from time to time received indications of interest from various third parties to purchase all or a portion of its businesses or assets. During this period, Salant's refinancing efforts were significantly hampered by its inconsistent operating results and the fact that investors in the marketplace generally did not look favorably upon investing in highly-leveraged apparel companies.

In the latter half of Fiscal 1997, Salant, working with its various investment banking firms, its Board of Directors (the "Board") and management, analyzed and assessed its financial situation and explored the availability of capital in both the private and public debt and equity markets for the purpose of recapitalizing. The investment banking firms advised Salant that they did not believe that it could recapitalize by use of the capital markets, in light of Salant's past inconsistent operating performance, together with the reluctance of investors to invest in apparel companies suffering from high debt-to-equity ratios.

Salant's unfavorable operating results continued throughout the fourth quarter of Fiscal 1997. Net sales (prior to discontinued operations adjustments for Salant Children's Group) for the fourth quarter of Fiscal 1997 were $116.4 million, a 1.1% increase from the comparable quarter in 1996. However, net losses amounted to $5.6 million (as compared to a net income of $6.1 million in 1996), and the loss from continuing operations before interest, income taxes and extraordinary gain was $2.4 million (as compared to $10.6 million of income from continuing operations before interest and income taxes for the same quarter of
1996). These results heightened Salant's concern that absent a restructuring or other extraordinary transaction, it would be difficult for Salant to make the principal payment under its Senior Notes due on December 31, 1998 of $104.9 million.

Moreover, during the fourth quarter of Fiscal 1997, Salant closed 42 of its retail outlets (representing all retail outlets other than the Perry Ellis outlet stores), determined to close one of its distribution centers, and changed the sourcing of a portion of its Perry Ellis product line. While these changes were essential to streamline Salant by eliminating non-core businesses and correcting operational issues, these actions had a detrimental effect on Salant's earnings in Fiscal 1997.

As a result, heading into fiscal year 1998, Salant was concerned that, in light of its inconsistent operating performance and inability to access the capital markets to refinance or retire its indebtedness under the Senior Notes, Salant's ability to maintain the support and confidence of its trade vendors was at risk. In that connection, Salant, in consultation with its financial advisors, decided that it needed to immediately address its high level of indebtedness in order to avoid any permanent adverse effects on its business operations, future productivity and growth potential.

In addition, as a result of Salant's performance during Fiscal 1997, as of January 3, 1998, Salant failed to meet certain of the financial covenants (the "CIT Financial Covenants") contained in the Revolving Credit, Factoring and Security Agreement, dated as of September 20, 1993, as amended (the "Credit Agreement") between Salant and The CIT Group/Commercial Services, Inc. ("CIT"), its working capital lender. In this connection, Salant reviewed the advisability of making the $5.5 million interest payment on the Senior Notes due and payable on March 2, 1998 with a view towards maximizing liquidity in order to appropriately fund operations during the pendency of the restructuring transactions. Commencing in December 1997, Salant began discussions with CIT, regarding a possible restructuring of Salant's indebtedness under the Senior Notes (including various issues relating to its future ability to meet the CIT Financial Covenants and the March 1998 interest payment on the Senior Notes). Salant believed that, given the potential instability that is associated with any restructuring process, it would be most productive to adopt a strategy to maximize liquidity and thereby protect the total enterprise value of Salant. Salant also concluded that holders of Senior Notes (the "Noteholders") and its equity security holders (the "Shareholders") would best be served by converting the Senior Notes into equity, thus allowing Salant to eliminate a significant portion of its debt and substantially improve its balance sheet.

The March 2 Letter Agreement

In furtherance of its continuing efforts to deleverage, Salant approached Magten Asset Management Corp. ("Magten"), the beneficial owner, or the investment manager on behalf of the beneficial owners of, approximately $74 million in aggregate principal face amount of the Senior Notes, representing approximately 71% of the aggregate principal amount of all Senior Notes, to discuss the possible terms and conditions of a restructuring of the indebtedness under the Senior Notes, including the Senior Notes held by Magten. In connection with a possible restructuring, Salant agreed to finance the retention of Hebb & Gitlin, a Professional Corporation ("H&G"), as special counsel to Magten, and Allen and Company Incorporated, as financial advisor to H&G. During the months of January and February 1998, Salant continued to actively discuss a restructuring with Magten and Apollo Apparel Partners, L.P. ("Apollo"), the beneficial owner of 5,924,352 shares of Salant common stock, representing approximately 39.5% of the issued and outstanding shares. During this period, Salant continued its negotiations with CIT to ensure its support of a restructuring. These efforts culminated in the execution of a letter agreement dated March 2, 1998, as amended by and among Salant, Magten and Apollo (the "March 2 Letter Agreement").

Pursuant to the March 2 Letter Agreement, the parties agreed, among other things, to support a restructuring on the following terms: (i) the entire $104.9 million outstanding aggregate principal amount of, and all accrued and unpaid interest on, the Senior Notes would be converted into 92.5% of Salant's issued and outstanding new common stock, subject to dilution, and (ii) the Old Common Stock would be converted into 7.5% of Salant's issued and outstanding new common stock, subject to dilution; additionally, Stockholders would receive seven year warrants to purchase up to 10% of Salant's issued and outstanding new common stock, on a fully diluted basis. CIT agreed to support Salant's restructuring efforts under the March 2 Letter Agreement. In furtherance of Salant's restructuring effort, in order to facilitate the consummation of the terms of the March 2 Letter Agreement, on April 22, 1998, Salant filed its Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") to register the securities to be issued in accordance with the March 2 Letter Agreement. Thereafter, Salant filed amendments to the Registration Statement on May 18, 1998, May 26, 1998 and August 31, 1998.

In furtherance of the March 2 Letter Agreement, during the period of March 1998 through the Filing Date, Salant obtained various extensions and forbearance agreements from Magten and CIT related to Salant's failure to pay interest due on the Senior Notes that was due and payable on March 2, 1998 and August 31, 1998.

After Salant entered into the March 2 Letter Agreement and while it continued to pursue implementation of such agreement, Salant received various proposals from third parties to purchase all or a part of Salant's businesses or assets which if consummated would have provided significantly more value to Noteholders and Stockholders than would otherwise have been achieved under the March 2 Letter Agreement.

For several months following the execution of the March 2 Letter Agreement, Salant engaged in intense negotiations with certain of such parties regarding a combination transaction. However, by reason of certain market changes which, among other things, caused a reduction in the value of certain of Salant's business units, no such transaction was able to be consummated. Moreover, Salant, together with Magten and Apollo, determined to review their continued pursuit of the transactions contemplated by the March 2 Letter Agreement in light of, among other things, the significant additional time required to consummate such transactions and the occurrence of certain events (including, but not limited to, a reduction in the value of certain of Salant's business units) that caused various assumptions upon which the March 2 Letter Agreement was premised to no longer be true.

The Plan Negotiations

Thereafter, in contemplation of filing the Chapter 11 Case, Salant, Magten and Apollo agreed to pursue a restructuring of Salant pursuant to which all of the Senior Notes would be converted to new equity of Salant and that provided for Salant to continue to operate after the restructuring as a stand-alone Perry Ellis business ("Reorganized Salant"). The terms for Salant's restructuring agreed to among the parties prior to the Filing Date form the basis for the Plan. Under the Plan, as proposed to be confirmed at the hearing on March 25, 1999, (i) the entire $104.9 million outstanding aggregate principal amount of, and all accrued and unpaid interest on, the Senior Notes would be converted into 95% of Salant's issued and outstanding new common stock, subject to dilution for shares issued under the Stock Award and Incentive Plan and the Restricted Stock Plan, and (ii) the existing common stock ("Old Common Stock") would be converted into 5% of Salant's issued and outstanding new common stock, subject to dilution for shares issued under the Stock Award and Incentive Plan and the Restricted Stock Plan.

In connection with the negotiations leading up to the formulation of the Plan, Salant, Magten and Apollo agreed that the enterprise value of the Company was less than the amount of Salant's outstanding indebtedness and, therefore, no value remained for the Stockholders. However, to reach a consensual agreement and avoid the costs associated with a protracted litigation, the parties agreed to the terms of the Plan described above.



ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of three domestic manufacturing facilities located in Alabama, New York and Tennessee, four manufacturing facilities located in Mexico, and four distribution centers; one in New York, one in South Carolina and two in Texas. At the end of 1998, the Company is planning to sell or close all manufacturing and distribution facilities, except for the distribution facility in South Carolina. The Company owns approximately 1,067,000 square feet of space devoted to manufacturing and distribution and leases approximately 328,000 square feet of such space. The Company owns approximately 69,000 square feet of office space and leases approximately 211,000 square feet of combined office, design and showroom space. The Children's Group has exclusive use of the Tennessee manufacturing facility, shares one of the Mexican manufacturing facilities with the Salant Menswear Group Bottoms division and has its distribution center in a building in Texas. As of the end of 1998, the Company's Stores division operated 20 factory outlet stores, comprising approximately 44,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions.

The Company believes that its plant and equipment are adequately maintained, in good operating condition, and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in several legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. In addition, the Company notes the following legal proceedings.

1. Bankruptcy Case. On December 29, 1998, Salant filed a petition under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 98-10107 (CB)). The Company filed its Plan on the Filing Date. The Plan has been approved by all of the holders of Senior Notes that voted and over 96% of the holders of Salant common stock that voted. On March 25, 1999, the Bankruptcy Court held a hearing on the confirmation of the Plan. At the hearing, the Bankruptcy Court advised that it would take the objection to confirmation under advisement. Prior to the Bankruptcy Court's announcement of its ruling on the objection, Salant and Supreme (in its own capacity and on behalf of PEI), which had filed an objection to confirmation, settled and resolved their differences, and the economic terms of their settlement were set forth on the Term Sheet attached to and incorporated into the Confirmation Order. Thereafter, at the April 16, 1999 hearing, the Bankruptcy Court entered the Confirmation Order.

2. Rodriguez-Olvera Action. The Company is a defendant in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. Vs. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action"). The plaintiffs in the
     Rodriguez-Olvera Action assert personal injury, wrongful death, and survival claims arising out of a bus accident that occurred on June 23, 1997. A bus registered in Mexico, owned by the Company's subsidiary Maquiladora Sur, S.A. de C.V. ("Maquiladora"), a Mexican corporation (and driven by a Mexican citizen and resident employed by Maquiladora, carrying Mexican workers from their homes in Mexico to their jobs at Maquiladora), overturned and caught fire in Mexico. Fourteen persons were killed in the accident, and twelve others claim injuries as a result of the accident; the Rodriguez-Olvera plaintiffs seek compensation from the Company for those deaths and injuries.
     The Company has vigorously defended against the allegations made in the lawsuit. Its defenses include, among other things, that the claims, if any, asserted by the Rodriguez-Olvera plaintiffs exist against Maquiladora, and not the Company, and that the Rodriguez-Olvera Action should be tried in the courts of Mexico, and not the United States, under the doctrine of forum non conveniens. The Company also contends that the law of Mexico, rather than that of the United States, governs the Rodriguez-Olvera plaintiffs' claims. The Rodriguez-Olvera plaintiffs disagree with the Company's positions.

     A motion on behalf of the company to dismiss the Rodriguez-Olvera Action under the doctrine of forum non conveniens was denied by the trial court. The propriety of those rulings is the subject of an action for a writ of mandamus, captioned In Re Salant Corporation, et al., Case No. 4-98-00929-CV (the "Mandamus Action"), in the Court of Appeals for the Fourth District of Texas, at San Antonio (the "Texas Court of Appeals"). The Texas Court of Appeals has stayed further proceedings in the underlying Rodriguez-Olvera action (for reasons apart from any that might result in a stay under federal bankruptcy law) pending the outcome of the Mandamus Action.

     The Company is also a defendant in a related declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"), relating to the Company's insurance coverage for the claims that are the subject of the Rodriguez-Olvera Action. In the Hartford Action, the Company's insurers seek a declaratory judgment that the claims asserted in the Rodriguez-Olvera Action are not covered under the policies that the insurers had issued. The Company's insurers have nevertheless provided a defense to the Company in the Rodriguez-Olvera Action, without prejudice to their positions in the Hartford Action.

     If, as the Company contends in the Hartford Action, the Rodriguez-Olvera claims are covered by insurance, the damages sought by the Rodriguez-Olvera plaintiffs nevertheless exceed the face amount of the Company's liability insurance coverage. Accordingly, it is possible that the damages that would be awarded in the Rodriguez-Olvera Action could exceed available coverage limits. Counsel for the plaintiffs in the Rodriguez-Olvera action has stated that they have offered to settle that lawsuit within the Company's insured limits, and that the Company's insurance carriers have rejected the Rodriguez-Olvera plaintiffs' settlement offers. Counsel for the Rodriguez-Olvera plaintiffs has further stated that in such event, in his view, Texas law should hold the Company's insurers liable for failing to settle the claims within policy limits. The Company considers it inappropriate to endorse or dispute that view and expresses no position on that view herein.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Salant's Common Stock is currently trading on the Over-The-Counter Bulletin Board under the trading symbol SLNT. On December 17, 1998, the New York Stock Exchange ("NYSE") advised the Company that trading of its Common Stock will be suspended prior to the opening of the NYSE on December 30, 1998. The NYSE had advised Salant that this action was taken in view of the fact that Salant has fallen below the NYSE's continued listing criteria.

The high and low sale prices per share of Common Stock (based upon the NYSE composite tape) for each quarter of 1997 and 1998 are set forth below. The Company did not declare or pay any dividends during such years. The indenture governing the Senior Notes and the Credit Agreement requires the satisfaction of certain net worth tests prior to the payment of any cash dividends by Salant. As of January 2, 1999, Salant was prohibited from paying cash dividends by reason of, among other things, these provisions.

                              High and Low Sale Prices Per Share of the Common Stock

                                       Quarter                       High                      Low
                                       1998
                                       Fourth                        0.500                     0.031
                                       Third                         0.875                     0.406
                                       Second                        0.813                     0.500
                                       First                         1.813                     0.375

                                       1997
                                       Fourth                        3.375                     1.563
                                       Third                         3.000                     1.938
                                       Second                        4.250                     2.875
                                       First                         5.375                     3.000


On April 7, 1999, there were 1,025 holders of record of shares of Common Stock, and the closing market price was $0.13.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

     The following selected consolidated financial data presented as of January 3, 1998 and January 2, 1999 and for each of the fiscal years for the three year period ended January 2, 1991 have been derived from the Consolidated Financial Statements of the Company, which has been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated financial data for fiscal years 1994 through 1996 have been derived from audited consolidated financial data, which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements, including the related notes thereto, included elsewhere herein.

                                                        Jan. 02      Jan. 03,     Dec. 28,     Dec. 30,     Dec. 31,
                                                           1999         1998         1996         1995         1994

                                                     (52 Weeks)    (53 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                         $300,586     $ 347,667     $ 371,958    $ 445,889    $ 363,477

    Restructuring costs (a)                            (24,825)       (2,066)     (11,730)     (3,550)             -
    Income/(loss) from continuing operations           (56,775)       (8,394)     (12,652)       (3943)        1,476
    Discontinued Operations:
      Loss from operations, net of income taxes        (10,163)    (10,464)        3,329          3,445      (7,608)
      Loss on disposal, net of income taxes             (5,724)       (1,330)            -            -      (1,796)

    Extraordinary gain (b)                                    -         2,100            -        1,000           63

    Net income/(loss)(a)                               (72,662)      (18,088)      (9,323)          502      (7,865)

    Basic and diluted earnings/(loss) per share:
    Earnings/(loss) per share from continuing
     operations before extraordinary gain (a)           $(3.74) $      (0.55)    $  (0.84)  $    (0.26)      $  0.10
    Earnings/(loss) per share from discontinued
     operations                                          (1.05)        (0.78)        0.22          0.23       (0.63)
    Earnings per share from extraordinary gain                -          0.14            -         0.06            -
    Basic earnings/(loss) per share (a)                  (4.79)        (1.19)       (0.62)         0.03       (0.53)



    Cash dividends per share                                  -             -            -            -            -

At Year End:
  Current assets                                       $149,697    $ 147,631     $ 149,476    $ 163,031     $169,586
  Total assets                                          176,129       228,583      231,717      251,340      261,800

  Current liabilities (c)                               203,029       180,898       56,032       59,074       66,747

  Long-term debt  (c)                                        --            --      106,231      110,040      109,908

  Deferred liabilities                                    4,010         5,382        8,863       11,373       13,479
  Working capital/(deficiency)                         (53,333)      (33,267)       93,440      103,957      102,839
  Current ratio                                           0.7:1         0.8:1        2.7:1        2.8:1        2.5:1

  Shareholders' equity / (deficiency)                 $(30,910)      $ 42,303     $ 60,591     $ 70,853     $ 71,666
  Book value per share                                  $(2.04)        $ 2.79       $ 4.01       $ 4.71       $ 4.78
  Number of shares outstanding                           15,171        15,171       15,094       15,041       15,008


     (a) Includes, for the year ended January 2, 1999, a provision of $24,825 ($1.64 per share; tax benefit not available) for restructuring costs primarily related to the Company's intention to focus solely on its Perry Ellis men's apparel business and, as a result, intends to exit its non-Perry Ellis menswear divisions. To that end, Salant has sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names and the related goodwill, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. These assets had a net book value of $43,184 and were sold in 1999 for $27,000, resulting in a loss of $16,184. In addition to the $16,184, the restructuring provision consisted of (i) $6,305 of additional property, plant and equipment write-downs, (ii) $2,936 for the write-off of other assets, severance, leases and other restructuring costs and (iii) offset by a reversal of $600 from the reversal of previously recorded restructuring reserves primarily resulting from the settlement of liabilities for less than the carrying amount and the gain on sale from the sale of the Thomson building; for the year ended January 3, 1998, a provision of $2,066 (14 cents per share; tax benefit not available) for restructuring costs principally related to (i) $3,530 related to the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores and (ii) the reversal of previously recorded restructuring provisions of $1,464, primarily resulting from the settlement of liabilities for less than the carrying amount, resulting in the reversal of the excess portion of the provision; for the year ended December 28, 1996, a provision of $11,730 (78 cents per share; tax benefit not available) for restructuring costs principally related to
     (i) the write-off of goodwill and the write-down of other assets for a product line which has been put up for sale, (ii) the write-off of certain assets and accrual for future royalties for a licensed product line and
     (iii) employee costs related to closing certain facilities; for the year ended December 30, 1995, a provision of $3,550 (24 cents per share; tax benefit not available) for restructuring costs principally related to (i) fixed asset write-downs at locations to be closed and (ii) inventory markdowns for discontinued product lines.

(b) Includes, for the year ended January 3, 1998, a gain of $2,100 (14 cents per share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Chapter 11 proceeding; for the year ended December 30, 1995, a gain of $1,000 (6 cents per share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Chapter 11 proceeding; for the year ended December 31, 1994, a gain of $63 (no per share effect) related to the purchase and retirement of a portion of the Senior Notes at a price below the principal amount thereof.

(c) At January 2, 1999 and January 3, 1998, long term debt of $104,879 has been classified as liabilities subject to compromise and a current liability, respectively. See Note 1. Financial Restructuring to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On the filing date, the Company filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in order to implement a restructuring of its Senior Notes. On that date, Salant filed the Plan with the Bankruptcy Court in order to implement its restructuring. The restructuring consists of two key components; (i) the conversion of all principal and accrued interest under the Senior Notes to 95% of new Common Stock of Salant and (ii) the sale and or disposal of substantially all of the Company's business other than the businesses conducted under the Perry Ellis Trademarks.

Results of Operations

Fiscal 1998 Compared with Fiscal 1997

  Net Sales

In Fiscal 1998 net sales of $300.6 million were $47.1 million or 13.5% less than the $347.7 million of net sales in Fiscal 1997. Sales of men's apparel at wholesale decreased by $39.1 million or 12.0% in Fiscal 1998. This decrease resulted primarily from (i) a $19.4 million reduction in sales of men's bottoms primarily due to reduced demand for basic denim products and the phase-out of the Company's discontinued Thomson brand; (ii) an $8.5 million reduction in non-Perry Ellis product sales, principally as a result of lower sales of Gant, John Henry and Manhattan dress shirts and discontinuance of Manhattan sportswear; and (iii) a $7.1 million decrease in Perry Ellis dress shirt sales, primarily as a result of the planned reduction of sales to off price channels of distribution.

Sales by the retail outlet stores division decreased by $8.0 million or 37.0% from last year. This reduction was primarily caused by the elimination of all non-Perry Ellis stores at the end of Fiscal 1997.

  Gross Profit

In Fiscal 1998 gross profit of $62.4 million was $14.9 million less than the $77.3 million of gross profit in Fiscal 1997. The gross profit margin decreased from 22.2% in Fiscal 1997 to 20.8% in Fiscal 1998. The decline in gross profit and gross profit margin was primarily attributable to (i) approximately $10.5 million of the decline, to lower sales and (ii) approximately $4.4 million of loss of gross profit, relating to the markdown taken from the disposition of non-Perry Ellis inventory in connection with the Company's restructuring.


  Selling General and Administrative Expenses

Selling, General, and Administration (S,G&A) expenses for Fiscal 1998 were $72.0 million (23.9% of net sales) compared to $73.2 million (21.0% of net sales for Fiscal 1997). Through the first nine months of Fiscal 1998, the Company decreased its SG&A expenses by approximately $6.3 million. This decrease in SG&A expenses, however, was substantially offset in the fourth quarter by (i) approximately $2.8 million of additional bonus needs required for the management retention program in connection with the Company's restructuring activities,
(ii) the write-off of approximately $2.2 million of miscellaneous receivables from a company that ceased doing business in January 1999 and (iii) approximately $1.5 million in additional cost relating to the Company's Year 2000 Compliance Program.

  Provision for Restructuring

In 1998, the Company recorded a provision for restructuring of $24,825 related to the decision of the Company to focus primarily on its Perry Ellis men's apparel business. As a result, the Company intends to exit its other businesses. Subsequent to January 2, 1999, Salant sold its John Henry and Manhattan businesses pursuant to a Purchase and Sale Agreement dated December 28, 1998 (subject to and subsequently approved by the Bankruptcy Court on February 25, 1999). These businesses include the John Henry, Manhattan and Lady Manhattan trade names and the related goodwill, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. These assets had a net book value of $43,184 (consisting of the $29,979 for goodwill, $9,680 for licenses and $3,525 for fixed assets) and were sold for $27,000, resulting in a loss of $16,184. At the end of fiscal 1998 the net realizable value of $27,000 for these assets was included in the consolidated balance sheet as assets held for sale. The assets not sold in this transaction are also included as assets held for sale and are recorded at their estimated net realizable value of $1,400.

In addition to the $16,184 above, the restructuring provision consisted of (i) $6,305 of additional property, plant and equipment write-downs, (ii) $2,936 for the write off of other assets, severance costs, lease exit costs and other restructuring costs and (iii) offset by $600 from the reversal of previously recorded restructuring reserves primarily resulting from the settlement of liabilities for less than the carrying amount and the gain on the sale of the Thomson manufacturing and distribution facility. As of January 2, 1999, $3,551 remained in the restructuring reserve relating to future lease payments of $845, royalties of $592, severance of $840 and other miscellaneous restructuring costs of $1,274, of which $527 related to the 1996 restructuring provision for future minimum royalties.

In Fiscal 1997, the Company recorded a provision for restructuring of $2.1 million, consisting of (i) a $3.5 million provision related to the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores and (ii) the reversal of previously recorded restructuring provisions of $1.4 million, including $300 thousand in the fourth quarter, primarily resulting from the settlement of liabilities for less than the carrying amount, as a result of a settlement agreement and license arrangement with the former owners of the JJ. Farmer trademark, resulting in the reversal of the excess portion of the provision.

  Interest Expense, Net

Net interest expense was $13.9 million for Fiscal 1998 compared with $14.6 million for Fiscal 1997. The decrease in interest expense related primarily to a lower average borrowing rate.

  Loss from Continuing Operations

In Fiscal 1998, the Company reported a loss from continuing operations before extraordinary gain of $56.8 million or $3.74 per share, compared to a loss from continuing operations of $8.4 million, or $0.55 per share in Fiscal 1997.

     Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Debt Restructuring Costs, Restructuring Charges, Discontinued Operations, and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, debt restructuring costs, restructuring charges, discontinued operations, and extraordinary gain was $3.3 million (1.1% of net sales) in Fiscal 1998, compared to $17.2 million (5% of net sales) in Fiscal 1997, a decrease of $13.9 million, or 81%. The Company believes this information is helpful in understanding cash flow operations that is available for debt service and capital expenditures. This measure is not contained in generally accepted accounting principles and is not a substitute for operating income, net income or net cash flows from operating activities.

  Loss from Discontinued Operations

For Fiscal 1998, the Company recognized a charge of $15.9 million reflecting the discontinuance of the Company's Children's Group. Of the $15.9 million, $10.2 million related to operating losses prior to the date the decision was made to discontinue the business and $5.7 million represented estimated future operating losses and losses from the sale of the business. The $5.7 million estimated future loss is comprised of (i) a write-off of assets of $2.9 million, (ii) an estimated loss from operations of $1.6 million, (iii) severance of $1.5 million and (iv) royalty and lease payments of $1.5 million, offset by $1.8 million for the sale of the Dr. Denton trademark. The Children's Group had net sales of $42.8 million in 1998, $49.3 million in 1997 and $45.8 million in 1996.

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division in 1997 was $8,136, which included a charge of $4,459 for the write-off of goodwill. Additionally, in 1997, the Company recorded a charge of $1,330 to accrue for expected operating losses during the phase-out period. In addition, the Company discontinued the Children's Group in 1998 and the loss from operations of $2,328 was added to the loss of $8,136 from the discontinued operations of the Made in the Shade division.

  Net Loss

As a result of the above, the net loss for Fiscal 1998 was $72.7 million, or $4.79 per share, compared with a net loss of $18.1 million, or $1.19 per share for Fiscal 1997.

Fiscal 1997 Compared with Fiscal 1996

   Net Sales

Fiscal 1997 sales of $347.7 million were $24.3 million less than the $372.0 million of net sales in Fiscal 1996. Sales of men's apparel at wholesale decreased by $18.9 million, or 5.5%, in Fiscal 1997. This decrease resulted from
(i) a $12.4 million reduction in sales of men's slacks, of which $8.4 reflected the elimination of unprofitable programs and the balance was primarily due to operational difficulties experienced in the first quarter of 1997 related to the move of manufacturing and distribution out of the Company's facilities in Thomson, Georgia, (ii) a $5.7 million reduction in sales of men's sportswear, which includes the elimination of $16.7 million of the Company's JJ. Farmer and Manhattan sportswear lines net sales, offset by an $11.0 million increase in sales of Perry Ellis sportswear products, (iii) a $5.1 million decrease in sales of men's accessories, primarily due to the slow-down of the novelty neckwear business and (iv) a $4.7 million reduction in sales of certain dress shirt lines, which reflected the elimination of unprofitable businesses. These sales decreases were partially offset by a $9.5 million increase in sales of Perry Ellis dress shirts due to the addition of new distribution and the continued strong acceptance of these products by consumers. The total sales reduction attributable to the elimination of unprofitable programs was $29.8 million.

Sales of the retail outlet stores division decreased by $5.4 million, or 19.8%, in Fiscal 1997. This decrease was due to (i) a decrease in the number of stores in the first 10 months of 1997 and (ii) the decision in November 1997 to close all non-Perry Ellis outlet stores. The Company ceased to operate the non-Perry Ellis outlet stores in November 1997.

   Gross Profit

The gross profit margin decreased from 22.4% in Fiscal 1996 to 22.2% in Fiscal 1997. The gross profit of the retail outlet stores decreased primarily as a result of inventory markdowns of $1.6 million (7.3% of net sales) related to the closing of the non-Perry Ellis stores. Excluding these inventory markdowns, the gross profit margin increased as a result of a decrease in the transfer prices (from a negotiated rate to standard cost) charged to the retail outlet stores for products made by other divisions of the Company.

    Selling, General and Administrative Expenses

Selling, general and administrative ("S,G&A") expenses for Fiscal 1997 were $73.2 million (21.0% of net sales) compared with $77.1 million (20.7% of net sales) for Fiscal 1996. While implementation of the Company's strategic plan resulted in the elimination of certain S,G&A expenses in Fiscal 1997, such eliminations were partially offset by higher amortization costs attributable to the installation of new store fixtures for Perry Ellis sportswear shops in department stores which commenced in 1995. The amortization of these store fixtures accounted for approximately $2.5 million of the total S,G&A expenses in Fiscal 1997, compared with $1.6 million in Fiscal 1996.

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

   Interest Expense, Net

Net interest expense was $14.6 million for Fiscal 1997 compared with $13.7 million for Fiscal 1996. The $0.9 million increase is a result of higher average borrowings during Fiscal 1997 primarily due to the loss from operations and spending on capital expenditures and store fixtures.

   Loss from Continuing Operations

In Fiscal 1997, the Company reported a loss from continuing operations before extraordinary gain of $8.4 million, or $0.55 per share, compared with a loss from continuing operations of $12.7 million, or $0.84 per share, in Fiscal 1996.

     Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Debt Restructuring Costs, Restructuring Charges, Discontinued Operations, and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, debt restructuring costs, restructuring charges, discontinued operations, and extraordinary gain was $17.2 million (5% of net sales) in Fiscal 1997, compared to $20.7 million (5.6% of net sales) in Fiscal 1996, a decrease of $3.5 million, or 17%. The Company believes this information is helpful in understanding cash flow operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

   Extraordinary Gain

The extraordinary gain of $2.1 million recorded in Fiscal 1997, including $1.5 million in the fourth quarter, related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's prior chapter 11 cases.

  Gain/(Loss) from Discontinued Operations

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division in 1997 was $8,136, which included a charge of $4,459 for the write-off of goodwill. Additionally, in 1997, the Company recorded a charge of $1,330 to accrue for expected operating losses during the phase-out period. In addition, the Company discontinued the Children's Group in 1998 and the loss from operations of $2,328 was added to the loss of $8,136 from the discontinued operations of the Made in the Shade division.

The income from discontinued operations for 1996 was comprised of the loss of $365 for the Made in the Shade division and income from discontinued operations of $3,694 for the Children's Group.

  Net Loss

As a result of the above, the net loss for Fiscal 1997 was $18.1 million, or $1.19 per share, compared with a net loss of $9.3 million, or $0.62 per share in Fiscal 1996.

Liquidity and Capital Resources

Upon commencement of the Chapter 11 Case, Salant filed a motion seeking the authority of the Bankruptcy Court to enter into a revolving credit facility with CIT pursuant to and in accordance with the terms of the Ratification and Amendment Agreement, dated as of December 29, 1998 (the "Amendment") which, together with related documents are referred to herein as the "CIT DIP Facility", effective as of the Filing Date, which would replace the Company's existing working capital facility under the Credit Agreement. On December 29, 1998, the Bankruptcy Court approved the CIT DIP Facility on an interim basis and on January 19, 1999 approved the CIT DIP Facility on a final basis.

The CIT DIP Facility provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The CIT DIP Facility consists of an $85 million revolving credit facility, with a $30 million letter of credit subfacility. As collateral for borrowings under the CIT DIP Facility, the Company granted to CIT a first priority lien on and security interest in substantially all of the Company's assets and those of its subsidiaries, with superpriority administrative claim status over any and all administrative expenses in the Company's Chapter 11 Case, subject to a $2 million carve-out for professional fees and the fees of the United States Trustee. The CIT DIP Facility has an initial term of 150 days, subject to renewal, at CIT's discretion, for an additional 90 day period and, thereafter, for an additional 120 day period.

The CIT DIP Facility also provides, among other things, that the Company will be charged an interest rate on direct borrowings of 1.0% in excess of the Reference Rate (as defined in the Credit Agreement). If the Company does not consummate the Plan by the end of the initial 150 day term, and CIT elects to renew the CIT DIP Facility for an additional 90 day period, as described above, pursuant to the CIT DIP Facility, the Company is required to pay CIT the amount of $250 thousand and the interest rate under the CIT DIP Facility will be increased to 1.25% in excess of the Reference Rate. If the Company does not consummate the Plan by the end of the first 90 day renewal under the CIT DIP Facility, and CIT elects to renew the CIT DIP Facility for an additional 120 day period, as described above, pursuant to the CIT DIP Facility, the Company is required to pay CIT the amount of $250 thousand and the interest rate under the CIT DIP Facility will be increased to 1.75% in excess of the Reference Rate. CIT may, in its sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. In addition, the CIT DIP Facility provides that the accounts of the Company's non-Perry Ellis business units will be factored by CIT beginning January 1, 1999 on a non-notification basis for the first 150 days and on a notification basis thereafter.

Pursuant to the terms of the CIT DIP Facility, the Company will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1/0% on negotiation; (ii) a standby letter of credit fee of 1% per annum plus bank charges; (iii) a factoring commission of .75%; (iv) a collateral management fee of $4,167 per month; and (v) a field exam fee of $750 per day, plus out-of-pocket expenses. In addition, the Company will be liable for all of CIT's costs and expenses incurred in connection with the CIT DIP Facility, including attorneys' fees and expenses.

Upon confirmation and consummation of the Plan, the Company intends to enter into a syndicated revolving credit facility (the "CIT Exit Facility") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998 (the "CIT Commitment Letter"), effective as of consummation of the Plan, which will replace the CIT DIP Facility described above.

The CIT Exit Facility will provide for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The CIT Exit Facility will consist of a $85 million revolving credit facility, with at least a $30 million letter of credit subfacility. As collateral for borrowings under the CIT Exit Facility, Salant will grant to CIT and a syndicate of lenders to be arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The CIT Exit Facility will have an initial term of three years.

The CIT Exit Facility will also provide, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .50% in excess of the Reference Rate; provided, however, that if Salant meets certain mutually agreed upon financial tests based upon opening financial statements, then the interest rate shall be .25% in excess of the Reference Rate or 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility.

Pursuant to the CIT Exit Facility, Salant will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a commitment fee of $325 thousand; (iv) an unused line fee of
 .25%; (v) an agency fee of $100 thousand (only for the second and third years of the term of the CIT Exit Facility); (vi) a collateral management fee of $8,333 per month; and (vii) a field exam fee of $750 per day plus out-of-pocket expenses. In addition, Salant will be liable for all of the Lenders' costs and expenses incurred in connection with the CIT Exit Facility, including attorneys' fees and expenses, whether or not the Lenders and Salant close upon the CIT Exit Facility.

The execution of the CIT Exit Facility is subject to various conditions, including, but not limited to, satisfaction of the Plan requirements and approval of the financing facility by CIT's Executive Credit Facility. Moreover, Salant is required to consummate the CIT Exit Facility no later than June 30, 1999. There is no assurance that such conditions will be satisfied or that the CIT Exit Facility will be executed.

At the end of Fiscal 1998 direct borrowings and letters of credit outstanding under the DIP CIT Facility were $38.5 million and $24.3 million, respectively, and the Company had unused availability of $13.0 million. At the end of Fiscal 1997, direct borrowings and letters of credit outstanding under the Credit Agreement were $33.8 million and $23.2 million, respectively, and the Company had unused availability of $17.5 million. During Fiscal 1998, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time under the Credit Agreement was $100.9 million, at which time the Company had unused availability of $8.4 million. During fiscal 1997, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time under the Credit Agreement was $112.9 million, at which time the Company had unused availability of $10.5 million.

The Company's cash provided by operating activities for fiscal 1998 was $.9 million, which primarily reflects the operating loss of $56.8 million, an increase in assets held for sale of $28.4 million and a decrease in accounts payable of $21.0 million offset by (i) a decrease in inventory of $15.2 million,
(ii) an increase in liabilities subject to compromise of $38.9 million and (iii) non-cash charges, such as depreciation, amortization and other assets of $60.2 million.

Cash used in fiscal 1998 for investing activities was $6.0 million, of which $4.9 million was related to capital expenditures, $1.1 million for the installation of store fixtures in department stores. During fiscal 1999, the Company plans to make capital expenditures of approximately $5.0 million and to spend an additional $2.5 million for the installation of store fixtures in department stores.

Cash provided by financing activities in fiscal 1998 was $4.1 million, primarily attributable to short-term borrowings under the Credit Agreement.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption.

Year 2000 Compliance

The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. The Company has completed its assessment of date critical non-IS and has determined that they are year 2000 compliant. As of November 17, 1998, the Company has completed the implementation of new financial systems that are year 2000 compliant ("Y2K"). In addition, the Company has completed all testing of software modifications to correct the Y2K problems on certain existing software programs, including its primary enterprise systems (the "AMS System") at a total cost of $3.5 million. The Company anticipates that any business units that are using software that is not Y2K compliant will be converted to the modified software by the end of the second quarter of 1999, at an estimated cost of $500 thousand. The Company has also identified certain third party software and hardware that is not Y2K compliant. The Company expects that these systems will be converted by the end of the third quarter of 1999 to systems that will be Y2K compliant at an estimated cost of $2.0 million. The funding for these activities has or will come from internally generated cash flow and/or borrowings under the Company's working capital facility. As a result of the Company's (i) successful implementation of its new financial systems, (ii) completed testing of the modifications to the AMS System, and (iii) expectation that all non Y2K systems will be converted by the end of the second quarter of 1999, the Company has not developed a contingency plan to address Y2K issues. If, however, the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company. To ensure business continuity, the Company began surveying its suppliers of key goods and services in 1998 for Y2K compliance. The Company continues to follow-up with its key business partners on a global basis to obtain responses to its inquiries. Based on responses received to date, management will perform a risk assessment by the end of the second quarter of 1999 and develop necessary contingency plans in the third quarter of 1999.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary retail Spring, Fall and Holiday seasonal lines. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At April 5, 1999, the Company's backlog of orders was approximately $45.5 million, which reflect 52% less than the backlog of orders of approximately $94.9 million that existed at March 7, 1998. The decrease is due to the Company's decision to focus primarily on its Perry Ellis business and exit its non-Perry Ellis Menswear Apparel businesses and its Children's Apparel Group.

Factors that May Affect Future Results and Financial Condition

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

Disruption of Operations Relating to the Chapter 11 Case. The commencement of the Chapter 11 Case could adversely affect the Company's and its subsidiaries' relationships with their customers, suppliers or employees. If the Company's and its subsidiaries' relationships with customers, suppliers or employees are adversely affected, the Company's operations could be materially affected. The Company anticipates, however, that it will have sufficient cash to service the obligations that it intends to pay during the period prior to and through the consummation of the Plan.

Even though the Plan was confirmed by the Bankruptcy Court on April 16, 1999, there can be no assurance that the Company would not thereafter suffer a disruption in its business operations as a result of filing the Chapter 11 Case, particularly in light of the fact that the Company has been a debtor in bankruptcy on two prior occasions.

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

Foreign  Operations.  The Company's  foreign sourcing  operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations in Asia, including those of its licensees, are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's Asian operations may be higher in 1999 than has historically been the case, due to the fact that financial markets in East and Southeast Asia have recently experienced and continue to experience difficult conditions, including a currency crisis. As a result of recent economic volatility, the currencies of many countries in this region have lost value relative to the U.S. dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of this crisis, its operations in the region are subject to an increased level of economic instability. The impact of these events on the Company's business, and in particular its sources of supply and royalty income cannot be determined at this time.

Dependence on Contract Manufacturing. As of January 2, 1999, the Company produced 65% of all of its products (in units) through arrangements with independent contract manufacturers. Upon consummation of the Plan, substantially all of the Company's inventory will be manufactured by independent contractors. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity/deficiency and cashflows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of January 2, 1999 and January 3, 1998, the results of their operations and their cash flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has received a commitment from, but has not yet executed a new credit exit facility with, its lenders.
This matter raises a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


April 2, 1999
(April 16, 1999 as to Note 1 paragraphs 4 and 5)
New York, New York

                                        Salant Corporation and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in thousands, except per share data)

                                                                                              Year Ended
                                                             January 2,            January 3,          December 28,
                                                                   1999                  1998                  1996


Net sales                                                    $  300,586           $   347,667           $   371,958
Cost of goods sold                                              238,192               270,328               288,508
                                                            -----------           -----------          ------------


Gross profit                                                     62,394                77,339                83,450

Selling, general and administrative expenses                    (71,999)              (73,169)              (77,075)
Royalty income                                                    5,254                 5,596                 6,148
Goodwill amortization                                            (1,881)               (1,881)               (2,227)
Other income, net                                                   199                   564                 2,634
Restructuring costs (Note 3)                                    (24,825)               (2,066)              (11,730)
Reorganization costs (Note 1)                                    (3,200)                   --                    --
Debt restructuring costs (Note 10)                               (8,633)                   --                    --
                                                             -----------     ----------------     -----------------
(Loss)/Income from continuing operations before interest,
  income taxes and extraordinary gain                           (42,691)                6,383                 1,200
Interest expense, net (Notes 9 and 10)                           13,944                14,610                13,748
                                                             ----------          ------------         -------------


Loss from continuing operations
  before income taxes and extraordinary gain                    (56,635)              ( 8,227)              (12,548)

Income taxes (Note 12)                                              140                   167                   104
                                                            ------------       --------------       ---------------


Loss from continuing operations
  before extraordinary gain                                     (56,775)              ( 8,394)              (12,652)
Discontinued operations (Note 17):
  (Loss)/Income from discontinued operations                    (10,163)              (10,464)                3,329

  Loss on disposal                                               (5,724)               (1,330)                   --
Extraordinary gain (Note 4)                                          --                 2,100                    --
                                                       ----------------        --------------     -----------------


Net loss                                                        (72,662)         $    (18,088)      $        (9,323)
                                                             ===========         =============      ===============

Basic and diluted loss per share:
  Loss per share from continuing
    operations before extraordinary gain                   $     (3.74)      $         (0.55)     $          (0.84)
  (Loss)/earnings per share from discontinued operations         (1.05)                (0.78)                 0.22
  Extraordinary gain                                                 --                 0.14                    --
                                                      -----------------     ----------------     ------------------


Basic and diluted loss per share                          $      (4.79)      $         (1.19)      $         (0.62)
                                                          =============      ===============       ===============

Weighted average common stock outstanding                        15,171                15,139                15,078
                                                           ============       ===============       ===============




                                  See Notes to Consolidated Financial Statements



                                        Salant Corporation and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (Amounts in thousands)


                                                             January 2,            January 3,          December 28,
                                                                   1999                  1998                  1997


Net loss                                                       $(72,662)             $(18,088)              $(9,323)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                          (203)                  (70)                  (54)
 Minimum pension liability adjustments                               (348)               (326)                 (997)
                                                             -------------        ------------          ------------

Comprehensive income                                           $(73,213)             $(18,484)             $(10,374)
                                                               =========             =========             ==========





































                                  See Notes to Consolidated Financial Statements



                                        Salant Corporation and Subsidiaries
                                            CONSOLIDATED BALANCE SHEETS
                                   (Amounts in thousands, except per share data)

                                                                              January 2,                 January 3,
                                                                                    1999                       1998
ASSETS
Current assets:
  Cash and cash equivalents                                              $         1,222            $         2,193
  Accounts receivable - net of allowance for doubtful accounts
  of $2,661 in 1998  and $2,094 in 1997 (Notes 9 and 10)                          38,359                     39,635
  Inventories (Notes 5 and 9)                                                     69,590                     84,777

  Prepaid expenses and other current assets                                        5,266                      3,536
  Assets held for sale (Note 3)                                                   28,400                         --
  Net assets of discontinued operations (Note 17)                                  6,860                     17,490
                                                                        ----------------            --------------------------

    Total current assets                                                         149,697                    147,631

Property, plant and equipment, net (Notes 6 and 9)                                12,371                     22,913
Other assets (Notes 7, 10 and 12)                                                 14,061                     58,039
                                                                         ---------------           ------------------------

                                                                           $     176,129             $      228,583
                                                                           =============             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY / DEFICIENCY
Current liabilities:
  Loans payable (Note 9)                                                          38,496           $         33,800
  Accounts payable                                                                 2,831                     23,889

  Reserve for business restructuring (Note 3)                                      3,551                      2,764
  Liabilities subject to compromise (Note 1)                                     143,807                         --
  Accrued salaries, wages and other liabilities (Note 8)                          14,344                     15,566
  Current portion of long term debt (Note 10)                                         --                    104,879
                                                                     -------------------             --------------------------

    Total current liabilities                                                    203,029                    180,898

Deferred liabilities (Note 15)                                                     4,010                      5,382

Commitments and contingencies (Notes 9, 10, 13, 14, 16 and 20)

Shareholders'  equity / deficiency (Note 14):  Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued                                              --                       --
  Common stock, par value $1 per share
     Authorized 30,000 shares;                                                    15,405                     15,405
     issued and issuable - 15,405 shares in 1998 and 1997
  Additional paid-in capital                                                     107,249                    107,249
  Deficit                                                                       (147,897)                   (75,235)
  Accumulated other comprehensive income (Note 18)                                (4,053)                    (3,502)
  Less - treasury stock, at cost - 234 shares                                     (1,614)                    (1,614)
                                                                       -----------------           ----------------


Total shareholders' (deficiency) / equity                                        (30,910)                    42,303
                                                                        ----------------           -------------------------

                                                                         $       176,129             $      228,583
                                                                         ===============             ==============


                                  See Notes to Consolidated Financial Statements



                                        Salant Corporation and Subsidiaries
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / DEFICIENCY
                                              (Amounts in thousands)

                                                                       Accum-
                                                                      ulated                       Total
                                                                     Other                          Share-
                                    Common Stock    Add'l             Compre-              Treasury Stock      holders'
                                Number            Paid-In            hensive      Number           Equity/
                              of Shares  Amount   Capital     Deficit       Income   of SharesAmount (Deficiency)


Balance at December 30, 1995     15,275   15,275    107,071 (47,824)   (2,055)      234    (1,614)   70,853

Stock options exercised              53       53         59                                             112
Net loss                                                     (9,323)                                 (9,323)
Other Comprehensive Income                                                    (1,051)                               (1,051)
                            --------------------------------------------------------------------------------   -----------

Balance at December 28, 1996     15,328   15,328    107,130 (57,147)   (3,106)      234    (1,614)   60,591

Stock options exercised              77       77        119                                             196
Net loss                                                    (18,088)                                (18,088)
Other Comprehensive Income                                                         (396)                               (396)
                            -----------------------------------------------------------------------------------------------

Balance at January 3, 1998       15,405   15,405    107,249 (75,235)   (3,502)      234    (1,614)   42,303
                                                                                                           =====

Net loss                                                    (72,662)                                (72,662)
Other Comprehensive Income                                                            (551)                              (551)
                           ---------------------------------------------------------------------------------------------------

Balance at January 2, 1999              15,405$15,405$107,249$(147,897)$(4,053)     234   $(1,614) $(30,910)
                                        ============================== ======= ========   =======  ========




                                  See Notes to Consolidated Financial Statements



                                        Salant Corporation and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in thousands)

                                                                                                    Year Ended

                                                             January 2,            January 3,          December 28,
                                                                   1999                  1998                  1996

Cash Flows from Operating Activities
Income/(loss) from continuing operations                     $  (56,775)          $    (8,394)      $       (12,652)
Adjustments to reconcile income from continuing operations to net cash (used in)/provided by operating activities:
    Depreciation                                                  7,474                 6,578                 5,576
    Amortization of intangibles                                   1,881                 1,881                 2,228
    Write-down of fixed assets                                   10,931                 1,274                   263
    Write-down of other assets                                   39,952                     -                 6,264
    Loss on sale of fixed assets                                                            -                    17
    Changes in operating assets and liabilities:
      Accounts receivable                                         1,276                (7,717)               (2,622)
      Inventories                                                15,187                 3,863                18,219
      Prepaid expenses and other current assets                  (1,730)                  629                 1,251
      Assets held for sale                                      (28,400)
      Other assets                                                  301                  (242)                 (760)
      Accounts payable                                          (21,058)               (1,690)                1,393
      Accrued salaries, wages and other liabilities              (1,222)               (2,589)               (2,460)
      Liabilities subject to compromise                          38,928
      Reserve for business restructuring                            787                  (205)                1,400
      Deferred liabilities                                       (1,372)               (2,203)               (2,148)
                                                           -------------         ------------          -------------

    Net cash (used in)/provided by continuing operating activities  6,160              (8,815)               15,969
    Cash used in discontinued operations                         (5,257)               (5,120)                   58
                                                           -------------         ------------        --------------

Net cash (used in)/provided by operations                           903               (13,935)               16,027
                                                          -------------           -----------           -----------


Cash Flows from Investing Activities
Capital expenditures, net of disposals                           (4,871)               (5,104)               (6,542)
Store fixture expenditures                                       (1,148)               (3,122)               (3,855)
Acquisition                                                           -                     -                  (694)
Proceeds from sale of assets                                          -                     -                 1,854
                                                       ----------------      ----------------           -----------

Net cash used in investing activities                            (6,019)               (8,226)               (9,237)
                                                          --------------         ------------           -----------


Cash Flows from Financing Activities
Net short-term borrowings/(repayments)                            4,696                26,123                (6,745)
Retirement of long-term debt                                          -                (3,372)                    -
Exercise of stock options                                             -                   196                   112
Other, net                                                         (551)                  (70)                  (54)
                                                          --------------      ---------------         -------------

Net cash provided by/(used in) financing activities               4,145                22,877                (6,687)
                                                           ------------          ------------           -----------


Net increase/(decrease) in cash and cash equivalents               (971)                  716                   103

Cash and cash equivalents - beginning of year                     2,193                 1,477                 1,374
                                                           ------------         -------------            ----------

Cash and cash equivalents - end of year                     $     1,222          $      2,193             $   1,477
                                                            ===========          ============             =========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
   Interest                                                   $   5,441            $   16,479             $  16,307
                                                              =========            ==========             =========

   Income taxes                                              $      321          $        201           $       189
                                                             ==========          ============           ===========




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

On December 29, 1998 (the "Filing Date") Salant Corporation filed a petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to implement a restructuring of its 10-1/2 % Senior Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its Plan of Reorganization (the "Plan") with the Bankruptcy Court in order to implement its restructuring. Salant's major note and equity holders support the Plan. In addition, Salant has obtained a $85 million debtor-in-possession facility (the "DIP Facility") from its existing working capital lender, The CIT Group/Commercial Services, Inc. ("CIT"), during the chapter 11 case. The Company also has received a commitment letter from CIT, which is subject to certain conditions, for an exit facility (the "Exit Facility") to replace the DIP Facility following the emergence from Chapter 11.

The Plan provides that (i) all of the outstanding principal amount of Senior Notes, plus all accrued and unpaid interest thereon, will be converted into 95% of Salant's new common stock, subject to dilution, and (ii) all of Salant's existing common stock will be converted into 5% of Salant's new common stock, subject to dilution. Salant's general unsecured creditors (including trade creditors) are unimpaired and upon consummation of the Plan will be paid in full. The Plan has been approved by all of the holders of Senior Notes that voted and over 96% of the holders of Salant common stock that voted. On March 25, 1999, the Bankruptcy Court held a hearing on the confirmation of the Plan. At the hearing, the Bankruptcy Court advised that it would take the objection to confirmation under advisement.

Prior to the Bankruptcy Court's announcement of its ruling on the objection, Salant and Supreme International, Inc. (in its own capacity and on behalf of Perry Ellis International, Inc.), which had filed an objection to confirmation, settled and resolved their differences, and the economic terms of their settlement were set forth in a term sheet which was attached to and incorporated into the confirmation order. Thereafter, at the April 16, 1999 hearing, the Bankruptcy Court entered an order confirming the Plan.

     The following is a summary of the material provisions of the Term Sheet setting forth the terms of the PEI Settlement. The following description is qualified in its entirety by the provisions of the Term Sheet, which is attached as Exhibit A to the Confirmation Order. The PEI Settlement provides that (i) Salant will return to PEI the license to sell Perry Ellis products in Puerto Rico, the U.S. Virgin Islands, Guam and Canada (Salant will retain the right to sell its existing inventory in Canada through January 31, 2000); (ii) the royalty rate due PEI under Salant's Perry Ellis Portfolio pants license with respect to regular price sales in excess of $15,000 annually will be increased to 5%; (iii) Salant will provide Supreme-PEI with the option to take over any real estate lease for a retail store that Salant intends to close; (iv) Salant will assign to Supreme-PEI its sublicense with Aris Industries, Inc. for the manufacture, sale and distribution of the Perry Ellis America brand sportswear and, depending on certain circumstances, receive certain royalty payments from Supreme-PEI through the year 2005; (v) Salant will pay PEI prepetition invoices of $617 and post petition invoices of $57 on the later of (i) the Effective Date (as defined in the Plan) of the Plan and (ii) the due date with respect to such amounts; (vi) Supreme-PEI (a) agrees and acknowledges that the sales of businesses made by Salant during its chapter 11 case do not violate the terms of Salant's license agreements with PEI (the "Perry Ellis Licenses") and do not give rise to the termination of the Perry Ellis Licenses and (b) consents to the change of control arising from the conversion of debt into equity under the Plan and acknowledges that such change of control does not give rise to any right to terminate the Perry Ellis Licenses; and (vii) Supreme-PEI withdraws with prejudice its objection to confirmation of the Plan, and supports confirmation of the Plan.

     As of the Filing Date Salant had $143,807  (consisting of $14,703 in Senior
     Note interest, $104,879 of Senior Notes and $24,225 of unsecured pre-bankruptcy claims) of liabilities subject to compromise, in addition to the loans payable to CIT. In addition Salant accrued the estimated fees in the 1998 fourth quarter of $3.2 million for the administration of the chapter 11 proceedings.

Post-restructuring, Salant intends to focus primarily on its Perry Ellis men's apparel business and, as a result, intends to exit its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. Subsequent to January 2, 1999, the Company sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in the dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. Salant has also sold, subsequent to January 2, 1999, its Children's Group. This agreement is primarily for the sale of inventory related to the Children's Group. As a result of the above, Salant will now report its business operations as a single segment.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant Children's Group and Made in the Shade divisions.) In December 1998, the Company decided to discontinue the operations of the Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under OSHKOSH B'GOSH trademark, and sleepwear and underwear under the JOE BOXER trademark. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. As further described in Note 17, the consolidated financial statements and the notes thereto reflect the Children's Group and Made in the Shade divisions as discontinued operations. Significant intercompany balances and transactions are eliminated in consolidation.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 1998 and 1996 fiscal year was comprised of 52 weeks. The 1997 fiscal year was comprised of 53 weeks.

Reclassifications

Certain reclassifications were made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

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

The annual depreciation rates used are as follows:

Buildings and improvements                     2.5%      -    10.0%
Machinery, equipment and autos                 6.7%      -    33.3%
Furniture and fixtures                        10.0%      -    50.0%
Leasehold improvements             Shorter of the life of the asset or the lease
                                   term

Other Assets

Intangible assets are being amortized on a straight-line basis over their useful lives, of 25 years. Costs in excess of fair value of net assets acquired, are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standard No.
109, "Accounting for Income Taxes".

Fair Value of Financial Instruments

     For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accrued expenses, the carrying amounts approximated fair value because of their short maturity. Long-term debt, which was issued at a market rate of interest, currently is not traded and in accordance with the Plan will be converted to equity. In addition, deferred liabilities have carrying amounts approximating fair value.

Earnings/(Loss) Per Share

Earnings/(loss) per share is based on the weighted average number of common shares (including, as of January 2, 1999 and January 3, 1998, 185,854 and 205,854 shares, respectively, anticipated to be issued pursuant to the Reorganization Plan) and common stock equivalents outstanding, if applicable. Loss per share for 1998 and 1997 did not include common stock equivalents, inasmuch as their effect would have been anti-dilutive. In 1998, 1997 and 1996, earnings per share did not include 1,266,367, 1,343,393 and 837,240 stock options, respectively, which would not have had a dilutive effect.

Foreign Currency

In fiscal 1998, the Company entered into forward foreign exchange contracts, relating to its projected 1999 Mexican peso needs, to fix its cost of acquiring pesos and diminish the risk of currency fluctuations. Gains and losses on foreign currency contracts are included in income and offset the gains and losses on the underlying transactions. On January 2, 1999, the outstanding foreign currency contracts had a cost of approximately $4,886 and a year end market value of approximately $4,851. Subsequent to year-end and in connection with the restructuring, the outstanding foreign currency contracts were sold without a material gain or loss.

In fiscal 1997, the Company entered into forward foreign exchange contracts, relating to 80% of its projected 1998 Mexican peso needs, to fix its cost of acquiring pesos and diminish the risk of currency fluctuations. Gains and losses on foreign currency contracts are included in income and offset the gains and losses on the underlying transactions. On January 3, 1998, the outstanding foreign currency contracts had a cost of approximately $8,900 and a year end market value of approximately $10,000.

Revenue Recognition

Revenue is recognized at the time the merchandise is shipped. Retail outlet store revenues are recognized at the time of sale.

New Accounting Standards

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", during the year ended January 2, 1999. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this statement required the Company to report changes in the excess of additional pension liability over unrecognized prior service cost and foreign currency translation adjustment accounts, currently shown in the stockholder's equity section of the balance sheet, as an increase or decrease to reported net income in arriving at comprehensive income.

The Company has adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", for the period ended January 2, 1999. This statement revises employers' disclosures about pension and other postretirement benefit plans for all periods presented. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact of adopting SFAS No. 133 on their financial statements and has not determined the timing of or method of adoption.

Note 3.  Restructuring Costs

In 1998, the Company recorded a provision for restructuring of $24,825 related to the decision of the Company to focus primarily on its Perry Ellis men's apparel business. As a result, the Company intends to exit its other businesses. Subsequent to January 2, 1999, Salant sold its John Henry and Manhattan businesses pursuant to a Purchase and Sale Agreement dated December 28, 1998 (subject to and subsequently approved by the Bankruptcy Court on February 26, 1999). These businesses include the John Henry, Manhattan and Lady Manhattan trade names and the related goodwill, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. These assets had a net book value of $43,184 (consisting of the $29,979 for goodwill, $9,680 for licenses and $3,525 for fixed assets) and were sold for $27,000, resulting in a loss of $16,184. At the end of fiscal 1998 the net realizable value of $27,000 for these assets was included in the consolidated balance sheet as assets held for sale. The assets not sold in this transaction are also included as assets held for sale and are recorded at their estimated net realizable value of $1,400.

In addition to the $16,184 above, the restructuring provision consisted of (i) $6,305 of additional property, plant and equipment write-downs, (ii) $2,936 for the write off of other assets, severance costs, lease exit costs and other restructuring costs and (iii) offset by $600 from the reversal of previously recorded restructuring reserves primarily resulting from the settlement of liabilities for less than the carrying amount and the gain on the sale of the Thomson manufacturing and distribution facility. As of January 2, 1999, $3,551 remained in the restructuring reserve relating to future lease payments of $845, royalties of $592, severance of $840 and other miscellaneous restructuring costs of $1,274, of which $527 related to the 1996 restructuring provision for future minimum royalties.

Assets held for sale include (i) buildings in Eagle Pass and Carrizo Springs, Texas and Andalusia, Alabama and (ii) machinery, equipment, furniture and fixtures in several locations in Mexico, Long Island City and the Texas facilities. The Company is investigating, through various channels, an efficient and timely disposal/sale of these assets.

In 1997, the Company recorded a provision for restructuring of $2,066, consisting of (i) $3,530 related to the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores consisting primarily of asset write-offs and future payments related to non-cancelable operating leases, offset by a $1,464 reversal of previously recorded restructuring reserves, including $300 in the fourth quarter, primarily resulting from the settlement of liabilities for less than the carrying amount. As of January 3, 1998, $1,579 remained in the restructuring reserve, all relating to the retail outlet store closings.

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


Note 4.  Extraordinary Gain

In 1997, the Company recorded an extraordinary gain of $2,100, including $1,500 in the fourth quarter for the early extinguishment of debt.

Note 5.  Inventories

                                                                          January 2,            January 3,
                                                                                1999                  1998

Finished goods                                                             $  42,022             $  45,108
Work-in-process                                                               17,225                19,714
Raw materials and supplies                                                    10,343                19,955
                                                                          ----------            ----------
                                                                           $  69,590             $  84,777
                                                                           =========             =========

Finished goods inventory includes in transit merchandise of $1,858 and $4,428 at January 2, 1999 and January 3, 1998, respectively.

Note 6.  Property, Plant and Equipment

                                                                          January 2,            January 3,
                                                                                1999                  1998

Land and buildings                                                         $   6,404             $  13,673
Machinery, equipment, furniture
  and fixtures                                                                15,088                28,708
Leasehold improvements                                                         4,172                 6,271
Property held under capital leases                                                --                   583
                                                                      --------------          ------------
                                                                              25,664                49,235
Less accumulated depreciation and amortization                                13,293                26,322
                                                                           ---------            ----------
                                                                           $  12,371             $  22,913
                                                                           =========             =========



Note 7.  Other Assets

                                                                           January 2            January 3,
                                                                                1999                  1998
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $3,828 in 1998 and $13,240 in 1997                                        $   7,333             $  39,042
Trademarks and license agreements,
 net of accumulated amortization of
 $1,227 in 1998 and $4,064 in 1997                                             3,373                13,498
Other                                                                          3,355                 5,499
                                                                         ------------          -----------
                                                                           $  14,061             $  58,039
                                                                           =========             =========

The unamortized portion of intangible assets related to the non-Perry Ellis menswear operations amounting to $39,952 ($29,979 representing the excess of cost over net assets acquired and $9,680 representing licenses and $293 representing trademarks) were included in the computation of restructuring charges as discussed in Note 3.

In June 1996, the company wrote-off other assets of $4,325 that consisted of $4,075 for the unamortized portion of the excess of cost over net assets acquired related to the JJ. Farmer division and $250 related to the license agreements for the Gant product lines.

In November 1996, the Company sold its leasehold interest in a closed facility in Glen Rock, New Jersey, resulting in a gain of $2,712, which is included in other income.

Note 8.  Accrued Salaries, Wages and Other Liabilities

                                                                          January 2,            January 3,
                                                                                1999                  1998

Accrued salaries and wages                                                 $   5,491             $   3,803
Accrued pension and retirement benefits                                        1,972                 2,792
Accrued royalties                                                                 --                   207
Accrued interest                                                                 151                 3,897
Other accrued liabilities                                                      6,730                 4,867
                                                                          ----------            ----------
                                                                            $ 14,344              $ 15,566
                                                                            ========              ========

Note 9.  Financing and Factoring Agreements

Upon commencement of the Chapter 11 Case, Salant filed a motion seeking the authority of the Bankruptcy Court to enter into a revolving credit facility with CIT pursuant to and in accordance with the terms of the Ratification and Amendment Agreement, dated as of December 29, 1998 (the "Amendment") which, together with related documents are referred to herein as the ("CIT DIP Facility"), effective as of the Filing Date, which would replace the Company's existing working capital facility under the Credit Agreement. On December 29, 1998, the Bankruptcy Court approved the CIT DIP Facility on an interim basis. After a hearing before the Bankruptcy Court held on January 19, 1999 to consider the final approval of the CIT DIP Facility, the Bankruptcy Court approved the CIT DIP Facility on a final basis.

The CIT DIP Facility provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The CIT DIP Facility consists of an $85 million revolving credit facility, with a $30 million letter of credit subfacility. As collateral for borrowings under the CIT DIP Facility, the Company granted to CIT a first priority lien on and security interest in substantially all of the Company's assets and those of its subsidiaries, with superpriority administrative claim status over any and all administrative expenses in the Company's Chapter 11 Case, subject to a $2 million carve-out for professional fees and the fees of the United States Trustee. The CIT DIP Facility has an initial term of 150 days, subject to renewal, in CIT's discretion, for an additional 90 day period and, thereafter, for an additional 120 day period.

The CIT DIP Facility also provides, among other things, that the Company will be charged an interest rate on direct borrowings of 1.0% in excess of the Reference Rate (as defined in the Credit Agreement). If the Company does not consummate the Plan by the end of the initial 150 day term, and CIT elects to renew the CIT DIP Facility for an additional 90 day period, as described above, pursuant to the CIT DIP Facility, the Company is required to pay CIT the amount of $250 thousand and the interest rate under the CIT DIP Facility will be increased to 1.25% in excess of the Reference Rate. If the Company does not consummate the Plan by the end of the first 90 day renewal under the CIT DIP Facility, and CIT elects to renew the CIT DIP Facility for an additional 120 day period, as described above, pursuant to the CIT DIP Facility, the Company is required to pay CIT the amount of $250 thousand and the interest rate under the CIT DIP Facility will be increased to 1.75% in excess of the Reference Rate. CIT may, in its sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. In addition, the CIT DIP Facility provides that the accounts of the Company's non-Perry Ellis business units will be factored by CIT beginning January 1, 1999 on a non-notification basis for the first 150 days and on a notification basis thereafter.

Pursuant to the terms of the CIT DIP Facility, the Company will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1% per annum plus bank charges; (iii) a factoring commission of .75%; (iv) a collateral management fee of $4,167 per month; and (v) a field exam fee of $750 per day, plus out-of-pocket expenses. In addition, the Company will be liable for all of CIT's costs and expenses incurred in connection with the DIP Facility, including attorneys' fees and expenses.

Upon consummation of the Plan, the Company intends to enter into a syndicated revolving credit facility (the "CIT Exit Facility") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998 (the "CIT Commitment Letter"), effective as of consummation of the Plan, which will replace the CIT DIP Facility described above.

The CIT Exit Facility will provide for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The CIT Exit Facility will consist of a $85 million revolving credit facility, with at least a $30 million letter of credit subfacility. As collateral for borrowings under the CIT Exit Facility, Salant will grant to CIT and a syndicate of lenders to be arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The CIT Exit Facility will have an initial term of three years.

The CIT Exit Facility will also provide, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .50% in excess of the Reference Rate; provided, however, that if Salant meets certain mutually agreed upon financial tests based upon opening financial statements, then the interest rate shall be .25% in excess of the Reference Rate or 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility.

Pursuant to the CIT Exit Facility, Salant will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a commitment fee of $325 thousand; (iv) an unused line fee of
 .25%; (v) an agency fee of $100 thousand (only for the second and third years of the term of the CIT Exit Facility); (vi) a collateral management fee of $8,333 per month; and (vii) a field exam fee of $750 per day plus out-of-pocket expenses. In addition, Salant will be liable for all of the Lenders' costs and expenses incurred in connection with the Facility, including attorneys' fees and expenses, whether or not the Lenders and Salant close upon the CIT Exit Facility.

The execution of the CIT Exit Facility is subject to various conditions, including, but not limited to, satisfaction of the Plan requirements and approval of the financing facility by CIT's Executive Credit Facility. Moreover, Salant is required to consummate the CIT Exit Facility no later than June 30, 1999. There is no assurance that such conditions will be satisfied or that the CIT Exit Facility will be executed.

On January 2, 1999, direct borrowings and letters of credit outstanding under the Credit Agreement were $38,496 and $24,325, respectively, and the Company had unused availability of $13,022. On January 2, 1998, direct borrowings and letters of credit outstanding under the Credit Agreement were $33,800 and $23,239, respectively, and the Company had unused availability of $17,486. The weighted average interest rate on borrowings under the Credit Agreement for the years ended January 2, 1999 and January 3, 1998 was 8.4% and 9.3%, respectively.

In addition to the financial covenants discussed above, the Credit Agreement contains a number of other covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends.

Note 10.  Long-Term Debt

On September 20, 1993, Salant issued $111,851 principal amount of Senior Notes. The Senior Notes may be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The Senior Notes are secured by a first lien (subordinated to the lien securing borrowings under the Credit Agreement to the extent of $15,000) on certain accounts receivable, certain intangible assets, the capital stock of Salant's subsidiaries and certain real property of the Company, and by a second lien on substantially all of the other assets of the Company. The Senior Notes were due on December 31, 1998 and as of January 2, 1999, $104,879 was outstanding and included in liabilities subject to compromise and as of January 3, 1998 included in current liabilities.

On April 22, 1998, the Company filed a registration statement on Form S-4 in order to facilitate the debt restructuring of the Senior Notes due December 31, 1998. Thereafter, Salant filed amendments to the registration statement on May 10, 1998, May 26, 1998 and August 31, 1998. In consideration of, among other things, the significant additional time required to consummate such transactions and the occurrence of certain events (including, but not limited to, a reduction in the value of certain of Salant's business units) that caused the corporation its bondholders and shareholders to seek an alternative debt restructuring process through chapter 11 proceedings. In connection with the filing the Company incurred $8,633 relating to the efforts to restructure the debt through the registration statement process, which were charged to expense in the fourth quarter of 1998.

In contemplation of the debt restructuring, the Company elected not to pay the interest payments due during 1998. As a result, at the Filing Date Salant owed approximately $14.7 million for interest on the Senior Notes. The $14.7 million is included on the balance sheet in liabilities subject to compromise (as discussed in Note 1).

On October 28, 1996, the Company completed the sale of a leasehold interest in a facility located in Glen Rock, New Jersey. The cash proceeds, net of certain expenses, of such sale were $3,372. Such amount was included in current liabilities at December 28, 1996. Pursuant to the Indenture, on December 30, 1996, the Company repurchased Senior Notes in a principal amount equal to the net cash proceeds at 100% of the principal amount thereof.

Note 11 Significant Customers

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States. As an adjunct to its apparel manufacturing operations, the Company operates 20 factory outlet stores in various parts of the United States. Foreign operations, other than sourcing, are not significant.

In 1998, approximately 20% of the Company's sales were made to Sears, Roebuck & Company ("Sears") and approximately 14% of the Company's sales were made to Federated Department Stores, Inc. ("Federated"). Also in 1998, approximately 11% of the Company's sales were made to Dillard's Corporation ("Dillard's") and approximately 10% of the Company's sales were made to Marmaxx Corporation ("Marmaxx"). In 1997 approximately 10% of the Company's sales were made to Dillards. In 1997 and 1996, approximately 11% and 10% of the Company's sales were made to Marmaxx, respectively and approximately 19% and 15% of the Company's sales were made to Sears for 1997 and 1996, respectively. In both 1997 and 1996, approximately 12% of the Company's sales were made to Federated.

No other customer accounted for more than 10% of sales during 1998, 1997 or 1996.

Note 12.  Income Taxes

The provision for income taxes consists of the following:

                                                    January 2,             January 3,         December 28,
1999                                                      1998                   1996
Current:
 Federal                                                $ (109)                $  (34)              $ (106)
 State                                                                             --                   --
 Foreign                                                   249                    201                  209
                                                       -------                 ------               ------
                                                        $  140                  $ 167                $ 103
                                                        ======                  =====                =====

The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:

                                                          1998                   1997                 1996
                                                        --------               --------             --------

Income tax benefit, at 34%                            $(19,256)               $(3,589)             $(3,135)

Loss producing no current tax benefit                  (19,256)                 3,589                3,135
Alternative minimum tax
Tax refunds from prior years                              (109)                   (34)                (106)
Foreign taxes                                              249                    201                  209
                                                    ----------             ----------            ---------

Income tax provision                                 $     140              $     167             $    103
                                                     =========              =========             ========


The following are the tax effects of significant items comprising the Company's net deferred tax asset:

                                                                          January 2,            January 3,
                                                                                1999                  1998

Deferred tax liabilities:
 Differences between book and tax basis of property                        $  (3,575)            $  (3,575)
                                                                           ----------            ---------

Deferred tax assets:
 Reserves not currently deductible                                            24,419                12,700
 Operating loss carryforwards                                                 58,886                51,844
 Tax credit carryforwards                                                      1,764                 2,958
 Expenses capitalized into inventory                                           3,800                 4,925
                                                                         -----------            ----------
                                                                              88,869                72,427
                                                                          ----------             ---------
Net deferred asset                                                            85,294                68,852
Valuation allowance                                                          (85,294)              (68,852)
                                                                           ---------             ---------
Net deferred tax asset                                                 $          --         $          --
                                                                       =============         =============

At January 2, 1999, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $151,000, expiring from 1999 to the year 2018, which can be used to offset future taxable income. Approximately $51,000 of these NOLs arose from the acquisition of Manhattan Industries in April 1988 and expire in 2003. To the extent any of these NOLs are utilized they will offset any unamortized goodwill related to the Manhattan acquisition. The Manhattan acquisition and the 1990 bankruptcy and subsequent consummation have caused an "ownership change" for federal income tax purposes. As a result of such ownership change, the use of the NOLs to offset future taxable income is limited by the requirements of section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). The $151,000 of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $151,000 of NOLs, $109,000 is subject to annual usage limitations under Section 382 of approximately $7,200.

In addition, at January 2, 1999, the Company had available tax credit carryforwards of approximately $1,764 which expire between 1999 and 2010. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

Additionally, if the Debt Restructuring, as outlined in the Plan, is consummated, a second ownership change under Section 382 will occur. As a result, the utilization of the NOLs and tax credit carryforwards would likely be subject to additional limitations, which could significantly reduce their use.

Note 13.  Employee Benefit Plans

Pension and Retirement Plans

The Company has several defined benefit plans for virtually all full-time salaried employees and certain nonunion hourly employees. The Company's funding policy for its plans is to fund the minimum annual contribution required by applicable regulations.


The Company also has a nonqualified supplemental retirement and death benefit plan covering certain employees that was terminated during 1998. The funding for this plan was based on premium costs of related insurance contracts.

The reconciliation of the funded status of the plans at January 2, 1999 and January 3, 1998 is as follows:

                                                                                1998                  1997
                                                                                ----                  ----

Change in Projected Benefit Obligation (PBO)
During Measurement Period
PBO, November 30 of previous year                                        $    49,862            $   46,811
Service Cost                                                                   1,000                 1,050
Interest Cost                                                                  3,307                 3,272
Actuarial (Gain)/Loss                                                             24                 1,760
Plan Curtailment                                                                 (70)                    -
Plan Settlement                                                                 (332)                    -
Benefits Paid                                                                 (2,640)               (3,031)
                                                                        ------------          ------------
PBO, November 30                                                          $   51,151            $   49,862


Change in Plan Assets During the Measurement Period
Plan Assets at Fair Value, November 30
 of previous year                                                        $    42,295            $   35,979
Actual Return on Plan Assets                                                   2,299                 4,435
Employer Contribution                                                          3,586                 4,912
Benefits Paid                                                                 (2,898)               (3,031)
                                                                         -----------           -----------
Plan Assets at Fair Value, November 30                                    $   45,282            $   42,295


The reconciliation of the Prepaid/(Accrued) plans at January 2, 1999 and January 3, 1998 is as follows:

                                                                                1998                  1997
                                                                                ----                  ----

Reconciliation of Prepaid/(Accrued)
Funded Status of the Plan                                                 $   (5,868)          $    (7,567)
Unrecognized Net (Gain)/Loss                                                   8,141                 7,307
Unrecognized Prior Service Cost                                               (1,031)               (1,111)
Unrecognized Net Transition (Asset)/Obligation                                   411                   552
                                                                        ------------         -------------
Net Amount Recognized                                                     $    1,653          $       (819)

Prepaid Benefit Cost                                                      $    1,683          $       (164)
Accrued Benefit Liability                                                     (3,887)               (4,288)
Intangible Asset                                                                   -                   125
Accumulated Other Comprehensive Income                                         3,857                 3,508
                                                                         -----------           -----------
Net Amount Recognized                                                     $    1,653           $      (819)


Components of Net Periodic Benefit Cost for Fiscal Year

                                                          1998                  1997                  1996
                                                          ----                  ----                  ----

Service Cost                                        $    1,000             $   1,050             $   1,270
Interest Cost                                            3,307                 3,272                 2,912
Expected Return of Plan Assets                          (3,427)               (3,027)               (2,660)
Amortization of Unrecognized:
   Net (Gain)/Loss                                         266                   233                   125
   Prior Service Cost                                     (111)                 (111)                 (107)
   Net Transition (Asset)/Obligation                        71                    71                    80
Settlement Gain                                            (92)                    -                     -
Curtailment Loss                                           101                     -                     -
                                                   -----------        --------------        --------------
Net Periodic Pension Cost                            $   1,115            $    1,488            $    1,620

Other Comprehensive Income                          $      348

Accrued Benefit Obligation, November 30               $ 46,878             $  46,042             $  42,239

Assumptions used in accounting for defined benefit pension plans are as follows:

                                                   1998        1998       1997       1997       1996       1996
                                                   Non-      Qualified    Non-     Qualified    Non-     Qualified
                                                 Qualified     Plans    Qualified    Plans    Qualified    Plans
                                                   Plan                   Plan                  Plan

Discount rate                                      6.75%       6.75%      7.0%       7.0%       7.25%      7.25%
Rate of increase in compensation levels             N/A        5.0%        N/A       5.0%        N/A       5.0%
Expected long-term rate of return on assets        8.5%        8.5%       8.0%       8.5%       8.0%       8.5%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consist of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $ 3,184, $3,839 and $4,095 in 1998, 1997 and 1996, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market mutual fund, a fixed income fund and/or three equity mutual funds. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 1998, 1997 and 1996 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $198, $218 and $229, respectively.

Note 14.  Stock Options and Shareholder Rights

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

The Plan provides that Salant will reserve 10% of the outstanding common stock, on a fully diluted basis, as of the consummation of the Plan, (the "Effective Date"), in order to create new employee stock and stock option plans for the benefit of the members of management and the other employees of Salant. In addition, the Plan provides that, on the Effective Date, a management stock option plan will be authorized pursuant to which options to acquire a certain percentage of such 10% reserve will be granted to (i) the directors of Salant and (ii) those members of management of Salant selected by management and approved by the non-management members of the board of directors of Salant. The Plan also provides that the decision to grant any additional stock options from the balance of the 10% reserve referred to above, and the administration of the stock plans, will be at the discretion of the non-management members of the board of directors of Salant. Pursuant to the Plan, upon the effective date, all existing stock options will be cancelled.

The following table summarizes stock option transactions during 1996, 1997 and 1998:

                                                                                                 Weighted
                                                                                                  Average
                                                                                                  Exercise
                                                          Shares             Price Range             Price

Options outstanding at December 30, 1995                 1,263,573          $1.00-15.125         $6.50
Options granted during 1996                                 51,600            $3.32-3.94         $3.42
Options exercised during 1996                              (53,000)           $1.00-2.00         $1.94
Options surrendered or canceled during 1996               (228,433)          $2.75-12.00         $6.63
                                                        ----------
Options outstanding at December 28, 1996                 1,033,740         $1.625-15.125         $6.56
Options granted during 1997                              1,316,900         $2.0625-4.125         $3.65
Options exercised during 1997                              (76,500)         $1.625-2.625         $2.56
Options surrendered or cancelled during 1997              (930,747)        $2.625-15.125         $6.54
                                                         ---------
Options outstanding at January 3, 1998                   1,343,393        $2.0625-12.875         $3.95
Options granted during 1998                                 10,000               $1.7188         $1.72
Options exercised during 1998                                    0
Options surrendered or canceled during 1998                (87,026)         $2.25-12.875         $5.15
                                                       -----------
Options outstanding at January 2, 1999                   1,266,367          $1.7188-9.82         $3.85
                                                         =========

Options exercisable at January 2, 1999                     513,526        $2.0625-12.875         $4.21
                                                        ==========

Options exercisable at January 3, 1998                     191,392         $2.41 -12.875         $6.02
                                                        ==========




The following tables summarize information about outstanding stock options as of January 2, 1999 and January 3, 1998:

                                                 Options Outstanding                        Options Exercisable

                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                     Outstanding at    Contractual Life      Average      Exercisable at       Average
      Range of Exercise Price             1/2/99                            Exercise          1/2/99        Exercise Price
                                      Price

          $1.7188 -$2.75                      300,300               8.56         $2.495            100,299          $2.529
          $2.813 - $4.00                      453,900               8.11          3.849            201,060           3.809
              $4.125                          400,000               8.22          4.125            100,000           4.125
           $4.25 - $5.88                       45,167               3.86          5.459             45,167           5.459
          $6.69 - $ 9.82                       67,000               4.82          7.245             67,000           7.245

         $1.7188 - $ 9.82                   1,266,367               7.93           3.85            513,526            4.21



                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                      Outstanding at   Contractual Life      Average      Exercisable at       Average
      Range of Exercise Price             1/3/98                            Exercise          1/3/98        Exercise Price
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



The Company has a shareholder rights plan (the "Rights Plan"), which provides for a dividend distribution of one right for each share of Salant common stock to holders of record of the Company's common stock at the close of business on December 23, 1987. The rights will expire on December 23, 2002. With certain exceptions, the rights will become exercisable only in the event that an acquiring party accumulates 20 percent or more of the Company's voting stock, or if a party announces an offer to acquire 30 percent or more of such voting stock. Each right, when exercisable, will entitle the holder to buy one one-hundredth of a share of a new series of cumulative preferred stock at a price of $30 per right or, upon the occurrence of certain events, to purchase either Salant common stock or shares in an "acquiring entity" at half the market value thereof. The Company will generally be entitled to redeem the rights at three cents per right at any time until the 10th day following the acquisition of a 20 percent position in its voting stock. In July 1993, the Rights Plan was amended to provide that an acquisition or offer by Apollo, or any of its subsidiaries will not cause the rights to become exercisable. Pursuant to the Plan, upon the effective date, the Rights Plan will be cancelled.

In summary, as of January 2, 1999, there were 1,266,367 shares of Common Stock reserved for the exercise of stock options and 644,048 shares of Common Stock reserved for future grants of stock options or awards.

All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1998 and 1997 was $1.45 and $3.65, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rate of 5.16%, 5.75% and 6.34%; expected dividend yield of 0%, for all years; expected life of 4.46 years, 4.62 years and 4.62 years; and expected volatility of 106%, 49% and 53%. The outstanding stock options at January 2, 1999 have a weighted average contractual life of 7.93 years.

The Company accounts for the stock plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income/(loss) for 1998, 1997 and 1996 would have been ($74,069), ($19,070) and ($9,900), respectively.
The Company's pro forma net income/(loss) per share for 1998, 1997 and 1996 would have been ($4.88), ($1.25) and ($0.66), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 15.  Deferred Liabilities

                                                                          January 2,            January 3,
                                                                                1999                  1998

Deferred pension obligations                                                 $ 3,856               $ 3,634
Other deferred liabilities                                                       154                   196
Liability for settlement of 1990 chapter 11 claims                                --                 1,552
                                                                         -----------              --------
                                                                             $ 4,010               $ 5,382
                                                                             =======               =======

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

In  1998,  1997  and  1996,  rental  expense  was  $7,008,  $7,689  and  $7,563, respectively. As of January 2, 1999, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:



                           Fiscal Year


                           1999               $    4,459
                           2000                    3,793
                           2001                    3,413
                           2002                    3,101
                           2003                    2,863
                           Thereafter           _ 25,260
                                                --------
                              Total            $  42,890
                                                =========

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $3,438 in 1999 and $1,200 in 2000 . In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 17.  Discontinued Operations

In December 1998, the Company discontinued the operations of the Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under OSHKOSH B'GOSH trademark, and sleepwear and underwear under the JOE BOXER trademark. For Fiscal 1998, the Company recognized a charge of $15.9 million reflecting the discontinuance of the Company's Children's Group. Of the $15.9 million, $10.2 million related to the operations prior to the date the decision was made to discontinue the business and $5.7 million represented estimated future losses during the phase-out period. The $5.7 million estimated phase-out loss is comprised of (i) write-off of assets of $2.9 million, (ii) estimated loss from operations of $1.6 million, (iii) severance of $1.5 million and (iv) royalty and lease payments of $1.5 million, offset by $1.8 million for the sale of the Dr. Denton trademark. No income tax benefits have been allocated to the division.

Pursuant to a purchase and sale agreement dated January 14, 1999, the Company sold, all of Salant's right to, title and interest in, certain assets (Dr. Denton trademark, selected inventory and machinery and equipment) of the Children's Group. Inventory not sold in the above mentioned purchase agreement has been or will be sold during the phase-out period. Accounts receivable, prepaids, accounts payable and accrued liabilities will be collected or paid through the normal course of business. Property, plant and equipment has been written down to its estimated net realizable value and the Company is actively pursuing the disposal of these assets.

 In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division in 1997 was $8,136, which included a charge of $4,459 for the write-off of goodwill. Additionally, in 1997, the Company recorded a charge of $1,330 to accrue for expected operating losses during the phase-out period. Substantially, all assets and liabilities were settled in fiscal year 1997 with the balance resolved in early fiscal year 1998.

The Made in the Shade division's results for 1997 and 1996, as well as the Salant Children's division's results for 1998, 1997 and 1996 are summarized as follows (no income tax benefits have been allocated to the divisions):

                                                               1998               1997             1996
                                                             ------               ----             ----

Net Sales
   Children's                                                  $ 42,766         $ 49,265           $45,753
   Made in the Shade                                                 --            2,822            20,408
                                                          -------------       ----------          --------
Total                                                          $ 42,766         $ 52,087           $66,161
                                                               ========         ========           =======

Net Income/(Loss) from operations
   Children's                                                  $(10,163)       $  (2,328)          $ 3,694
   Made in the Shade                                                 --           (8,136)             (365)
                                                          -------------       -----------        ----------
Total                                                          $(10,163)        $(10,464)          $ 3,329
                                                               ========         ========           =======

Net assets of discontinued operations in the 1998 and 1997 consolidated balance sheets include:

                                                                 1998              1997
                                                                 ----              ----

         Net accounts receivable                               $  3,833         $  6,193
         Net inventory                                            5,698           11,861
         Prepaids and other                                         999              704
         Net property plant & equipment                               0            3,526
         Assets held for Sale                                     2,826                0
                                                              ---------      -----------

         Assets                                                 $13,356          $22,284
                                                                -------          -------

         Accounts payable                                      $  1,374         $  3,858
         Accrued liabilities                                        394              675
         Reserve for phase-out losses                             4,728              261
                                                               --------       ----------

         Liabilities                                            $ 6,446         $  4,794
                                                                -------         --------

         Net Assets                                             $ 6,860          $17,490
                                                                =======          =======

Note 18.  Accumulated Other Comprehensive Income

                                                                                                   Accum-
                                                                   Foreign         Minimum        ulated
                                                                   Currency       Pension          other
                                                                  Translation    Liability        Compre-
                                                                   Adjust-        Adjust-         hensive
                                                                    ments          ments           Income

1998

  Beginning of the year balance                                  $    6          $(3,508)          $(3,502)
  12 month change                                                  (203)            (348)             (551)
                                                                  ------       ----------        ----------
  End of the year balance                                         $  97)         $(3,856)          $(4,053)
                                                                  ======         ========          ========

1997

  Beginning of the year balance                                  $   76          $(3,182)          $(3,106)
  12 month change                                                   (70)            (326)             (396)
                                                                 -------       ----------        ----------
  End of the year balance                                       $     6          $(3,508)          $(3,502)
                                                                ========         ========          ========

1996

  Beginning of the year balance                                   $ 130          $(2,185)          $(2,055)
  12 month change                                                   (54)            (997)           (1,051)
                                                                 -------       ----------         ---------
  End of the year balance                                        $   76          $(3,182)          $(3,106)
                                                                 =======         ========          ========




Note 19.  Quarterly Financial Information (Unaudited)

                                         Fiscal year ended January 2, 1999

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.
Net sales                                    $300,586      $73,935       $80,344      $69,362      $76,945
Gross profit                                   62,394        8,899        20,862       16,665       15,968
Net income/(loss)                             (72,662)     (67,887)        2,090       (3,568)      (3,297)
Basic earnings/(loss) per share (a)            $(4.79)      $(4.47)       $0.14       $(0.24)       $(0.22)


                                         Fiscal year ended January 3, 1998

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $347,667      $99,126       $88,834      $75,940      $83,767
Gross profit                                   77,339       20,282        21,820       16,264       18,973
Net income/(loss)                             (18,088)      (5,646)        5,212      (14,144)      (3,510)
Basic earnings/(loss) per share (a)            $(1.19)      $(0.37)       $0.34       $(0.94)       $(0.23)


Reference is made to Notes 3, 4 and 5 concerning fourth quarter adjustments during the years ended January 2, 1999 and January 3, 1998.

(a) Income/(loss) per share of common stock is computed separately for each period. The sum of the amounts of income/(loss) per share reported in each period differs from the total for the year due to the issuance of shares and, when appropriate, the inclusion of common stock equivalents.


Note 20. Legal Proceeding

The Company is a defendant in several legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash
flow.  In  addition,   the  Company  notes  the  following  legal   proceeding.

Rodriguez-Olvera Action. The Company is a defendant in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. Vs. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action"). The plaintiffs in the Rodriguez-Olvera Action assert personal injury, wrongful death, and survival claims arising out of a bus accident that occurred on June 23, 1997. A bus registered in Mexico, owned by the Company's subsidiary Maquiladora Sur, S.A. de C.V. ("Maquiladora"), a Mexican corporation (and driven by a Mexican citizen and resident employed by Maquiladora, carrying Mexican workers from their homes in Mexico to their jobs at Maquiladora), overturned and caught fire in Mexico. Fourteen persons were killed in the accident, and twelve others claim injuries as a result of the accident; the Rodriguez-Olvera plaintiffs seek compensation from the Company for those deaths and injuries.

The Company has vigorously defended against the allegations made in the lawsuit. Its defenses include, among other things, that the claims, if any, asserted by the Rodriguez-Olvera plaintiffs exist against Maquiladora, and not the Company, and that the Rodriguez-Olvera Action should be tried in the courts of Mexico, and not the United States, under the doctrine of forum non conveniens. The Company also contends that the law of Mexico, rather than that of the United States, governs the Rodriguez-Olvera plaintiffs' claims. The Rodriguez-Olvera plaintiffs disagree with the Company's positions.

A motion on behalf of the company to dismiss the Rodriguez-Olvera Action under the doctrine of forum non conveniens was denied by the trial court. The propriety of those rulings is the subject of an action for a writ of mandamus, captioned In Re Salant Corporation, et al., Case No. 4-98-00929-CV (the "Mandamus Action"), in the Court of Appeals for the Fourth District of Texas, at San Antonio (the "Texas Court of Appeals"). The Texas Court of Appeals has stayed further proceedings in the underlying Rodriguez-Olvera action (for reasons apart from any that might result in a stay under federal bankruptcy law) pending the outcome of the Mandamus Action.

The Company is also a defendant in a related declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"), relating to the Company's insurance coverage for the claims that are the subject of the Rodriguez-Olvera Action. In the Hartford Action, the Company's insurers seek a declaratory judgment that the claims asserted in the Rodriguez-Olvera Action are not covered under the policies that the insurers had issued. The Company's insurers have nevertheless provided a defense to the Company in the Rodriguez-Olvera Action, without prejudice to their positions in the Hartford Action.

If, as the Company contends in the Hartford Action, the Rodriguez-Olvera claims are covered by insurance, the damages sought by the Rodriguez-Olvera plaintiffs nevertheless exceed the face amount of the Company's liability insurance coverage. Accordingly, it is possible that the damages that would be awarded in the Rodriguez-Olvera Action could exceed available coverage limits. Counsel for the plaintiffs in the Rodriguez-Olvera action has stated that they have offered to settle that lawsuit within the Company's insured limits, and that the Company's insurance carriers have rejected the Rodriguez-Olvera plaintiffs' settlement offers. Counsel for the Rodriguez-Olvera plaintiffs has further stated that in such event, in his view, Texas law should hold the Company's insurers liable for failing to settle the claims within policy limits. The Company considers it inappropriate to endorse or dispute that view and expresses no position on that view herein.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors (the "Board") currently consists of seven members. Prior to December 29, 1998 (the "Filing Date"), the Board consisted of nine members, however, three of the then current directors Messrs. York, Falk and Katz, tendered their resignations effective that date. On the Filing Date, Michael Setola joined the Board and became Chairman. Upon consummation of the Plan , the following individuals shall be elected or appointed as the case may be to serve as the initial members of the Board: Michael Setola, Talton R. Embry, Rose Peabody Lynch, G.
Raymond Epson and Ben Evans.

The following table sets forth certain information with respect to the persons who are members of the Board or executive officers of Salant.


                                                                                            Director/Officer
          Name                Age     Positions and Offices                                  of Salant Since

Mike Setola.............      40      Director, Chairman of the Board and                      December 1998
                                      Chief Executive Officer
Ann Dibble Jordan.....        64      Director                                                September 1993
Harold Leppo.............     62      Director                                                September 1993
Jerald S. Politzer.......     53      Director                                                    April 1997
Bruce F. Roberts.........     75      Director                                                September 1993
John S. Rodgers........       69      Director                                                    March 1973
Marvin Schiller..........     65      Director                                                      May 1983
Awadhesh Sinha...........     52      Executive Vice President                                 February 1999
                                      and Chief Financial Officer
Todd Kahn................     34      Chief Operating Officer, General Counsel                     June 1993
                                      and Secretary

The business experience of each of the directors and executive officers during the past five years is as follows:

Michael Setola was elected Chief Executive Officer and Chairman of the Board of the Company on December 29, 1998. Prior to that time, Mr. Setola was President of the Perry Ellis Division since January 1994 and President of Salant's Children's Division since October 1991.

Ann Dibble Jordan has been an independent consultant for the last five years. Ms. Dibble Jordan is a director of Johnson & Johnson Corporation, a manufacturer and marketer of consumer healthcare products; and Automatic Data Processing, Inc., a computer services company.

Harold Leppo has been an independent retail consultant for more than the past five years. Mr. Leppo is a director of Filene's Basement, an operator of retail clothing stores; J. Baker, Inc., an operator of retail clothing stores; Napier Co., a jewelry manufacturer; and Royce Hosiery Mills, Inc., a hosiery manufacturer.

Jerald S. Politzer resigned from his position as Chairman of the Board and Chief Executive Officer on December 29, 1998. Mr. Politzer joined the Company as a director on March 24, 1997, Chief Executive Officer on April 1, 1997 and Chairman of the Board on May 13, 1997. From July 1989 to November 1996 he had been Executive Vice President of Melville Corporation, a diversified retailer.

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

Marvin Schiller was Managing Director of A. T. Kearney, Inc., a management consulting firm, from May 1983 until his retirement as of January 1995. Dr. Schiller is a director of LePercq-Istel Fund, Inc., a mutual fund; and Tutor Time Learning Systems Inc., a childcare and educational company.

Awadhesh Sinha was elected Executive Vice President and Chief Financial Officer of Salant on February 1, 1999. Prior to this, Mr. Sinha was Executive Vice President of Operations and Chief Financial Officer of Perry Ellis since 1998, Executive Vice President and Chief Financial Officer of the Perry Ellis division since 1992, Vice President of Finance since 1983 and joined the Company as a Division Controller in 1981.

Todd Kahn was elected Chief  Operating  Officer on December 29, 1998,  Executive
Vice President on May 13, 1997, Secretary on August 15, 1995, Assistant Secretary on September 22, 1993 and Vice President and General Counsel on June 1, 1993. Prior to this Mr. Kahn had been an attorney with the law firm of Fried, Frank, Harris, Shriver & Jacobson, outside counsel to the Company, since September 1988.

Each of the executive officers of Salant was elected at a meeting of the Board and will serve until the completion of the Plan or until his successor has been duly elected and qualified. Section 16(a) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") requires the Company's directors and executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission reports of ownership and changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Based on written representations of the reporting persons, the Company believes that during the fiscal year ended January 2, 1999, such persons complied with all applicable Section 16(a) filing requirements with the following exceptions: A Form 3 was not filed within ten days after Mr. Franzel (the former Chief Financial Officer) sold Common Stock of the Company; a Form 3 was not filed within 10 days of Mr. Setola's election as Chairman and a Form 3 was not filed within 10 days of Mr. Sinha's February 1, 1999 election as Chief Financial Officer.

Post Chapter 11 Board

The Plan provides that, if the Plan is consummated, the existing members of the Board will resign. As provided for in the Plan as of the consummation date, the directors listed below will serve as the initial members of the Board of Reorganized Salant. Such directors shall be elected or appointed, as the case may be, pursuant to the Plan, but shall not take office and shall not be deemed to be elected or appointed until the occurrence of the Effective Date. Those directors and officers of the Company not continuing in office shall be deemed removed therefrom as of the Effective Date pursuant to the Plan. The Board of Directors of Reorganized Salant as of the Effective Date shall consist of the following members: Michael Setola, Talton R. Embry, Rose Peabody Lynch, G. Raymond Epson and Ben Evans.

Set forth below (with the exception of Michael Setola) are summary biographies for each of the proposed directors to constitute the Board upon completion of the Debt Restructuring:

Talton R. Embry established Magten Asset Management Corp. in 1978 to manage distressed securities and special situation high yield debt for institutional and taxable clients. Mr. Embry is currently the Chairman and Chief Investment Officer of Magten and directs Magten's research and portfolio management functions. Prior to this association, Mr. Embry was a vice president at Fiduciary Trust Company in New York from 1968 to 1978. Mr. Embry graduated from Rutgers University in 1968. He is currently a director of Anacomp, BDK Holdings and Combined Broadcasting (in dissolution). In addition, he has previously served as a director of Capure Holdings, Thermadyne, TSX Corporation, Varco International, West Point Stevens and was vice chairman and director of Revco Drug Stores.

G. Raymond Empson is currently the President of Keep America Beautiful, Inc., a non-profit, public education organization dedicated to the enhancement of American communities through beautification, litter prevention, recycling and neighborhood improvement programs. Prior to that, from 1994 to early 1997, Mr. Empson was an independent business consultant to institutional investors, Boards of Directors and corporate management with respect to strategic and operational issues. From 1991 to 1994, he was President and Chief Executive Officer of Collection Clothing Corp. Prior to that, until 1990, Mr. Empson was President and Chief Executive Officer of Gerber Products Company and Gerber Childrenswear, Inc. From 1976 to 1986, he was Executive President of Buster Brown Apparel, Inc.

Ben Evans joined S.D. Leidesdorf & Company, the predecessor firm to Ernst & Whinney, in 1954 as a junior accountant. He became a partner at that firm in 1968. From 1978 through 1989, Mr. Evans was a member of Ernst & Whinney's corporate financial service group concentrating on bankruptcy assignments generally on behalf of unsecured creditors' committees, with special emphasis in the apparel, retailing, food, drug, and pharmaceutical industries. Since 1989, Mr. Evans has been a consultant for the firm of Ernst & Young (formerly known as Ernst & Whinney) in their corporate financial services group continuing his work in the bankruptcy area.

Rose Peabody Lynch was the Vice President and General Merchandise Manager of Victoria's Secret Bath and Fragrance from 1993 to 1996. Prior to that, Ms. Lynch was President to Trowbridge Gallery, from 1989 to 1993. From 1987 to 1989 Ms. Lynch was President of Danskin, Inc. From 1985 to 1987 Ms. Lynch was the Director of Marketing (Cosmetics) for Charles of the Ritz Group, Inc. From 1982 to 1985 Ms. Lynch was the Director of Marketing Development (Treatment) for Elizabeth Arden, Inc.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by Salant for fiscal years 1996 through 1998 for services in all capacities to the Company by all individuals serving as the Chief Executive Officer during the last completed fiscal year and each of the four most highly compensated other executive officers of Salant who were either (i) serving as executive officers at the end of the last completed fiscal year or (ii) served as executive officers for a portion of the last completed fiscal year but were not serving at year end (the "Named Executive Officers").


SUMMARY COMPENSATION TABLE
                                               Annual Compensation (a)                                   Long-Term Compensation
                                                                                                    Number of
                                                                                                    Securities
                                                                                Other       Res-      Under-
                         Principal                                              Annual    tricked     lying   Long-Term    All Other
Name                     Positions          Year    Salary($)     Bonus($)      Compen-    Stock     Options  Incentive     Compen-
                                                                                sation     Awards    Granted   Payouts     sation($)
----                     ---------          ----    ---------     --------      -------    ------    -------   -------     -------
Michael Setola           Chief
                         Executive
                         Officer (b)        1998      450,468      270,000        0         0            0       0            2,000

                         President of
                         Perry Ellis        1997      407,391      280,000        0         0      100,000       0            1,900
                         Division

                         President of
                         Perry              1996      308,160            0        0         0            0       0            1,800
                         Ellis Division

Jerald S. Politzer       Chief
                         Executive
                         Officer            1998      695,275      700,000        0         0            0       0           38,000

                         Chief
                         Executive
                         Officer (c)        1997      487,500   650,000(d)        0         0      400,000       0           29,644
                                                                                                                                (e)
Philip A. Franzel        Executive
                         Vice President
                         and Chief
                         Financial          1998      308,160      150,000        0         0            0       0               0
                         Officer
                         Executive
                         Vice President
                         and Chief
                         Financial          1997      109,615   150,000(c)        0         0       75,000       0               0
                         Officer (f)

Todd Kahn                Chief Operating
                         Officer, General
                         Counsel and
                         Secretary(g)       1998      304,314      150,000        0         0           0       0            2,000

                         Executive Vice
                         President,
                         General Counsel                                                                                     1,900
                         and Secretary      1997      258,077       75,000        0         0      65,000       0              (h)

                         Vice President,
                         General Counsel
                         and Secretary      1996      201,923            0        0         0           0       0              792



(a) Includes amounts earned in fiscal year, whether or not deferred.
(b) Mr. Setola was elected Chief Executive Officer on December 29, 1998.
(c) Mr. Politzer joined the Company and was elected Chief Executive Officer on April 1, 1997.
(d) Reflects a one-time minimum cash bonus for 1997 agreed to in lieu of a sign-up bonus.
(e) Housing allowance of $21,000 and pre-employment expense reimbursement of $8,644.
(f) Mr. Franzel joined the Company and was elected Executive Vice President and Chief Financial Officer on August 18, 1997.
(g) Mr. Kahn was elected Chief Operating Officer on December 29, 1998.
(h) Matching contributions under the Company's Long Term Savings and Investment Plans (the "Savings Plan").

Option Grants for Fiscal Year 1998

There were no options granted to, or exercises of options by, the Named Executive Officers, of Common Stock in the last fiscal year.

Performance Graph

The following table compares the cumulative total shareholder return on Salant Common Stock with the cumulative total shareholder returns of (x) the S&P 500 Textile-Apparel Manufacturers index and (y) the Wilshire 5000 index from December 1993 to December 1998. The return on the indices is calculated assuming the investment of $100 on December 31, 1993 and the reinvestment of dividends.

       Cumulative Total Shareholder Return December 1993 to December 1998

                           Comparison of Five Year Cumulative Total Shareholder Return*
                         Salant Corporation, Wilshire 5000, and S&P Textile Industry Index

            Date                                          Salant           Wilshire 5000          S&P Textile
            ----                                          ------           -------------          -----------

                December 1993                            $100.00                 $100.00              $100.00
                December 1994                              77.97                   99.94                97.98
                December 1995                              52.54                  136.37               109.97
                December 1996                              42.37                  165.30               151.08
                December 1997                              23.73                  217.03               162.92
                December 1998                               0.64                  267.88               141.01

*Total return assumes reinvestment of dividends on a quarterly basis.


Employment Agreements

Mr. Setola is a party to an employment agreement dated March 11, 1994, amended by letter agreements dated December 21, 1995 and June 16, 1997, respectively (the "Setola Agreement"), which provides for his employment as President of the Company's Perry Ellis Division (The "Division") through December 31, 1999, unless terminated (the "Setola Employment Period"), earlier in accordance with the Setola Agreement. The Setola Agreement provides for an annual base salary of $300,000 per annum from January 1, 1996 to December 31, 1996, and $400,000 per annum from January 1, 1997 until December 31, 1999. Commencing with the 1997 fiscal year, the terms of the Setola Agreement provide that Mr. Setola shall be guaranteed an annual bonus equal to $100,000 based on criteria determined by the CEO of the Company from time to time. Under the terms of the Setola Agreement, Mr. Setola is entitled to receive an annual cash bonus: (i) if the Division attains or exceeds its Pre-tax Income Budget (as defined in the Setola Agreement) for the applicable fiscal year, commencing with the 1996 fiscal year (a copy of each fiscal year's budget will be furnished to Mr. Setola in December of the prior year), the Company shall pay a bonus to Mr. Setola for such fiscal year in which such Pre-tax Income Budget was attained or exceeded by the Division equal to 60% of his then current base salary plus an additional bonus equal to 10% of such then current base salary for each full 10% by which the actual Pre-tax Income (as defined in the Setola Agreement) for the Division exceeds the Pre-tax Income Budget;. (ii) if the actual Pre-tax Income of the Division is less than 100% of its Pre-tax Income Budget and equal to or greater than 95% of its Pre-tax Income Budget for the applicable fiscal year, commencing with the 1996 fiscal year, then Mr. Setola shall receive a bonus equal to 40% of his then current base salary; and (iii) if the actual Pre-tax Income Budget of the Division is less than 95% of its Pre-tax Income Budget and equal to or greater than 90% of its Pre-tax Income Budget for the applicable fiscal year, commencing with the 1996 fiscal year, then Mr. Setola shall receive a bonus equal to 25% of his then current base salary. Notwithstanding anything contained herein to the contrary, commencing with the 1997 fiscal year, Mr. Setola is guaranteed an annual bonus equal to $100,000 based upon criteria determined by the Chief Executive Officer of the Company from time to time.

The Setola Agreement provides that if the Perry Ellis men's bottoms business of the Company's Thomson Division (the "Bottoms Division") is incorporated into the Division, Mr. Setola will be eligible for a bonus based on the performance of the Bottoms Division for each fiscal year as follows: (i) if the Bottoms Division attains or exceeds its Pre-tax Income Budget for a fiscal year, commencing with the 1996 fiscal year, the Company shall pay a bonus to Mr. Setola for such fiscal year equal to 25% of his then current base salary plus an additional bonus equal to 4% of such then current base salary for each full 10% by which the actual Pre-tax Income of the Bottoms Division exceeds its Pre-tax Income Budget; (ii) if the actual Pre-tax Income is less than 100% of its Pre-tax Income Budget and equal to or greater than 95% of its Pre-tax Income Budget in a fiscal year, commencing with the 1996 fiscal year, then Mr. Setola shall receive a bonus equal to 17% of his current base salary; and (iii) if the actual Pre-tax Income of the Bottoms Division is less than 95% of its Pre-tax Income Budget and equal to or greater than 90% of its Pre-tax Income Budget in a fiscal year, commencing with the 1996 fiscal year, then Mr.
Setola shall receive a bonus equal to 10% of his then current base salary.

The amount of any such bonus payable to Mr. Setola shall be calculated on or before 90 days following the close of each fiscal year of the Company commencing with the 1995 fiscal year. A written statement of the calculation and the amount of the bonus, if any, shall be delivered to Mr. Setola within such 90-day period. In the event of the termination of the Setola Employment Period prior to the close of a complete fiscal year of the Company, the bonus amount shall be computed on the basis of the results of the full fiscal year within which the termination of the Setola Employment Period occurs and shall be prorated based on the proportion that (x) the number of days from January 1 of such year to the date of the termination of the Setola Employment Period bears to (y) 365. Notwithstanding anything to the contrary contained in this Agreement, if Mr. Setola leaves the employ of the Company prior to the completion of the Setola Employment Period or the Setola Employment Period is terminated by the Company for "cause", Mr. Setola shall not be entitled to any bonus or pro rata bonus for the year in which such termination takes place or any subsequent year.

If the actual Pre-tax Income of the dress shirt and sportswear divisions (exclusive of the Bottoms Division) of the Division for the three fiscal years 1996, 1997 and 1998 in the aggregate equals or exceeds $45 million, then Mr. Setola shall receive a one time special bonus (the "Special Bonus") of $300,000. If the actual Pre-tax Income of the dress shirt and sportswear divisions (exclusive of the Bottoms Division) of the Division for the three fiscal years 1996, 1997 and 1998 in the aggregate equals or exceeds $40 million, then the amount of the Special Bonus shall be $150,000. The Special Bonus, if any, shall be payable on or about April 15, 1999 (the "Payment Date"); provided that, Mr. Setola is employed by the Company on the Payment Date.

The Setola Agreement provides that during the Setola Employment Period, Mr. Setola shall be entitled to an automobile allowance of $680 per month.

The Setola Agreement provides that if Mr. Setola's employment is terminated by the Company without "cause" or other than as a result of death or disability, Mr. Setola shall be entitled to (i) base salary through the date of termination;
(ii) base salary at the annualized rate then in effect for the remainder of what would otherwise have been the then current Setola Employment Period; (iii) pro-rated bonus; and (iv) the right to exercise each stock option then held by Mr. Setola, each of which shall remain exercisable until the earlier of (A) 6 months following the date of termination and (B) the remainder of the exercise period of each such option.

In connection with the Plan, it is the Company's intention to amend the Setola Agreement (as amended, the "Amended Setola Agreement"), effective as of January 1, 1999, to provide (i) for Mr. Setola's new position as Chairman and Chief Executive Officer of the Company; (ii) for Mr. Setola's new base salary in the amount of $650,000 per annum; and (iii) that if the Effective Date does not occur on or prior to June 30, 1999, Mr. Setola's employment will terminate on December 31, 1999, unless earlier terminated in accordance with the terms of the Amended Setola Agreement.

As presently contemplated, the Amended Setola Agreement will provide that Mr. Setola is entitled to receive a cash bonus for the Company's 1999 fiscal year:
(i) if the Company's Perry Ellis Division attains 100% of its EBITDA budget set for the Company's 1999 fiscal year, in an amount equal to $650,000; (ii) if the Division exceeds 100% of its EBITDA budget, in an amount equal to the sum of (A) $650,000 and (B) 1% of $650,000 for each full 1% by which the Division exceeds its EBITDA budget; (iii) if the Division exceeds 90% but does not attain at least 100% of its EBITDA budget, in an amount equal to (A) $650,000 minus (B) 2% of $650,000 for each full 1% by which the Division's EBITDA budget exceeds the Division's performance for that fiscal year; (iv) if the Division attains 90% of its EBITDA budget, in an amount equal to $520,000; and (v) if the Division does not attain at least 90% of its EBITDA budget, in an amount equal to $325,000. If Mr. Setola's employment is terminated prior to December 31, 1999, the amount of Mr. Setola's bonus will be calculated on the basis of the results of the full fiscal year and prorated based upon the proportion that (x) the number of days from January 1, 1999 through the date of termination of the Setola Employment Period bears to (y) 365. Notwithstanding the foregoing, in no event will the amount of the bonus in respect of the 1999 fiscal year be less than $325,000 if the Setola Employment Period is terminated (A) by the Company other than for "cause" or (B) by Mr. Setola for "good reason;" provided, however, that Mr. Setola will not be entitled to any bonus in respect of the 1999 fiscal year if the Employment Period is terminated (C) by the Company for "cause" or (D) by Mr. Setola other than for "good reason." The bonus in respect of the Company's 1999 fiscal year will be paid to Mr. Setola within 90 days following the close of the Company's 1999 fiscal year.

In connection with the Plan, it is the Company's intention to enter into an agreement (the "New Setola Agreement"), which will govern the terms of Mr. Setola's continuing employment with the Company. The New Setola Agreement is to be implemented as part of the Plan and shall become effective upon the Effective Date of the Plan; provided, however, that the Effective Date of the Plan shall have occurred by June 30, 1999. In the event that the Effective Date shall not have occurred by June 30, 1999, Mr. Setola's employment shall be governed by the terms of the Amended Setola Agreement. Upon becoming effective, the New Setola Agreement will supercede all prior agreements pertaining to Mr. Setola's employment with the Company, including the Amended Setola Agreement. Pursuant to the terms of the New Setola Agreement, Mr. Setola will serve as the Chairman of the Board and Chief Executive Officer of the Company effective January 1, 1999 through December 31, 2000. Thereafter, the term of employment shall be automatically renewed for successive one year terms, unless prior notice by either party shall have been given within one hundred eighty (180) days of the expiration of the then existing term. The New Setola Agreement will provide for the payment of a base salary in the amount of $650,000 for 1999 and $700,000 for 2000. For each year following 2000 that the term of Mr. Setola's employment under the New Setola Agreement is renewed, the annual base salary shall be equal to the base salary in effect for the immediately preceding year plus $75,000. Under the terms of the Setola Agreement, for the fiscal year 1999, Mr. Setola shall be eligible for an annual bonus (the "1999 Annual Bonus") as described below.

Three hundred twenty-five thousand ($325,000) of the 1999 Annual Bonus shall be guaranteed (the "Guaranteed Portion") if Mr. Setola is employed by the Company through December 31,1999 (or his employment has been terminated either by the Company without "cause" or by Mr. Setola for "good reason" prior to such date).

In the event that the Company's Perry Ellis Menswear division's actual 1999 performance shall equal 100% of its fiscal year 1999 budget (which performance and budget shall be based upon EBITDA), the aggregate amount of Mr.
Setola's 1999 Annual Bonus shall be $650,000.

In the event that the Company's Perry Ellis Menswear division's actual 1999 performance shall exceed 100% of its fiscal year 1999 budget, the aggregate amount of Mr. Setola's 1999 Annual Bonus shall be equal to the sum of (i) $650,000, plus (ii) an amount equal to 1% of $650,000 for each full 1% increment by which the Company's Perry Ellis Menswear division's actual 1999 performance shall exceed its fiscal year 1999 budget.

In the event that the Company's Perry Ellis Menswear division's actual 1999 performance shall be greater than 90% and less than 100% of its fiscal year 1999 budget, the aggregate amount of Mr. Setola's 1999 Annual Bonus shall be an amount equal to (i) $650,000 minus (ii) an amount equal to 2% of $650,000 for each full 1% increment by which the Company's Perry Ellis Menswear division's actual 1999 performance is less than 100% of its fiscal year 1999 budget.

In the event that the Company's Perry Ellis Menswear division's actual 1999 performance shall be equal to 90% of its fiscal year 1999 budget, the aggregate amount of Mr. Setola's 1999 Annual Bonus shall be $520,000. In the event that the Company's Perry Ellis Menswear division's actual 1999 performance shall be less than 90% of its fiscal year 1999 budget, the aggregate amount of Mr. Setola's 1999 Annual Bonus shall be $325,000 (the Guaranteed Portion).

For fiscal years 2000 and beyond, Mr. Setola shall be eligible for an annual bonus in respect of each such year in accordance with the formula for fiscal year 1999 described above; provided, however, that (i) the amount of each such bonus shall be based upon the Company's performance (as opposed to the Company's Perry Ellis Menswear division's performance) in respect of each year as compared to its budget for each such year (which performance and budget need not be based upon EBITDA) and (ii) no portion of any such bonus shall be guaranteed.

Each bonus will be paid to Mr. Setola within 90 days after the end of the fiscal year to which the bonus relates. If Mr. Setola's employment terminates on a day other than the last day of a year, the amount of the bonus payable with respect to that year will be calculated on the basis of the results of the full fiscal year and prorated based upon the proportion that (x) the number of days from January 1 of the year in which the termination occurs through the date of termination bears to (y) 365; provided, however, that if Mr. Setola's employment terminates during the 1999 fiscal year as a result of a "change in control" (i) only that portion of the 1999 bonus in excess of the Guaranteed Portion will be prorated and (ii) the 1999 bonus will be paid to Mr.
Setola in a lump sum on the date of termination.

If Mr. Setola's employment is terminated prior to the end of any year, the amount of Mr. Setola's bonus will be calculated on the basis of the results of the full fiscal year and prorated based upon the proportion that (x) the number of days from January 1, 1999 through the date of termination of the Setola Employment Period bears to (y) 365.

The New Setola Employment Agreement will provide that during the term of Mr. Setola's employment with the Company: (i) the Company will provide Mr. Setola with an automobile allowance of $680 per month; (ii) the Company will provide Mr. Setola with a housing allowance of up to $3,000 per month; and (iii) Mr. Setola will be eligible to participate in the pension and welfare plans of the Company. In addition, the New Setola Agreement will provide that Mr. Setola will be reimbursed for the reasonable legal expenses that he incurs in connection with the preparation and negotiation of the New Setola Agreement.

Pursuant to the New Setola Agreement, on the Effective Date, Mr. Setola will receive a grant of options to purchase 2.5% of the issued and outstanding shares of the Company's common stock, on a fully diluted basis, as of the Effective Date. The options shall (i) have an exercise price per share equal to the fair market value on the Effective Date of a share of the Company's common stock;
(ii) vest and become exercisable with respect to 1/3 of the total number of shares subject thereto on each of (A) the Effective Date; (B) December 31, 1999; and (C) December 31, 2000; and (iii) have a duration of 10 years. Upon the "change in control" (as defined in the New Setola Agreement) during the period that Mr. Setola shall be actively employed by the Company: (i) the options, to the extent not thereto vested and exercisable, shall immediately become fully vested and exercisable and (ii) to the extent that the aggregate value derived by Mr. Setola from the options is less than an amount equal to the greater of
(A) 0.8% of the aggregate value of the consideration received by the Company or its shareholders in connection with the "change in control" and (B) $675,000, the Company shall immediately after the "change in control", make a lump sum cash payment to Mr. Setola equal to such difference.

The New Setola Agreement will provide that if Mr. Setola's employment is terminated (i) by the Company without "cause" or other than as a result of death or "disability" or (ii) by Mr. Setola for "good reason," Mr. Setola shall be entitled to (A) base salary through the date of termination; (B) base salary at the annualized rate then in effect from the date of termination (1) in the event that termination shall occur prior to a "change in control," until the 12-month anniversary of the date of termination or (2) in the event termination shall occur after a "change in control," until the earlier of (I) the 12-month anniversary of the date of termination and (II) December 31, 2000 (the "Setola Severance Period"); (C) pro-rated bonus; (D) continued participation in Company benefit plans during the Setola Severance Period (or until the date or dates on which Mr. Politzer receives equivalent coverage and benefits under the plans and programs of a subsequent employer, if earlier); and (E) the right to exercise each stock option then held by Mr. Setola, each of which shall remain exercisable until the earlier of (1) 6 months following the date of termination and (2) the remainder of the exercise period of each such option.

Mr. Politzer is a party to an agreement (the "Politzer Agreement"), dated March 20, 1997, that provided for his employment as Chief Executive Officer of the Company effective April 1, 1997 through the termination of his employment as of the Filing Date. The Politzer Agreement provided for the payment of a base salary in the amount of $650,000 per annum for the first 12 months of his employment, $700,000 per annum for the second 12 months of his employment and $750,000 for the third 12 months of his employment. Under the terms of the Politzer Agreement, Mr. Politzer was eligible to receive a cash bonus in respect of each fiscal year during the term of his employment equal to; (i) 50% of his then current base salary if the Company generated actual pre-tax income for a year equal to at least 90% but less than 100% of the pre-tax income provided in the Company's annual business plan for such year; (ii) 100% of his then current base salary if the Company's actual pre-tax income for a year was to equal to 100% of its annual business plan. If the Company's actual pre-tax income was in excess of the annual business plan for a year. Mr. Politzer's incentive bonus was increased by 1% of his then current base salary for each 1% increment of increased actual pre-tax income for the year. Pursuant to the Politzer Agreement, Mr. Politzer was to receive a minimum cash bonus for the Company's 1997 fiscal year, and no other fiscal year thereafter, in the amount of $650,000.

The Politzer Agreement provided that each bonus was to be paid to Mr. Politzer within 90 days after the end of the fiscal year to which the bonus relates. The Politzer Agreement provided that if Mr. Politzer's employment was terminated on a day other than the last day of a year, the amount of the bonus payable with respect to that year would be calculated on the basis of the results of the full fiscal year and prorated based upon the proportion that (x) the number of completed months during the period from January 1 of the year in which the termination occurred through the date of termination bore to (y) 12.

The Politzer Agreement provided that during the term of Mr. Politzer's employment with the Company: (i) the Company would provide Mr. Politzer with an automobile allowance of $680 per month; (ii) the Company would provide Mr. Politzer with a housing allowance of up to $3,000 per month; and (iii) Mr. Politzer would be eligible to participate in the pension and welfare plans of the Company.

The Politzer Agreement provided that if Mr. Politzer's employment was terminated
(i) by the Company without "cause" or other than as a result of death or "disability" or (ii) by Mr. Politzer for "good reason," Mr. Politzer would be entitled to (A) base salary through the date of termination; (B) base salary at the annualized rate then in effect from the date of termination until the
12-month anniversary of the date of termination (the "Politzer Severance Period"); (C) pro-rated bonus; (D) continued participation in Company benefit plans during the Politzer Severance Period (or until the date or dates on which Mr. Politzer receives equivalent coverage and benefits under the plans and programs of a subsequent employer, if earlier); and (E) the right to exercise each stock option then held by Mr. Politzer, each of which shall remain exercisable until the earlier of (1) 6 months following the date of termination and (2) the remainder of the exercise period of each such option. Notwithstanding the foregoing, the terms and conditions of the termination of Mr. Politzer's employment will be governed by the Politzer Consulting Agreement (as defined below), which the Company intends to enter into with Mr. Politzer.

In July 1998, the Company implemented a Management Retention Incentive Program. Pursuant to the Management Retention Incentive Program, Mr. Politzer will receive a payment of $700,000 if he remains employed by the Company until February 15, 1999 or if terminated by the Company without cause (the "Retention Amount," and, together with the Severance Payments, the "Termination Amount"). Mr. Politzer received this amount in February 1999.

As of the Filing Date, Mr. Politzer ceased to be the Chief Executive Officer and Chairman of the Board of the Company. The Company intends to retain Mr. Politzer as a consultant to the Company pursuant to the terms of a transition and consulting agreement (the "Politzer Consulting Agreement") to be entered into by and between Mr. Politzer and the Company. The Politzer Consulting Agreement will have retroactive effect to the Filing Date. The Politzer Consulting Agreement will provide that during the period (the "Consulting Period") from the Filing Date to the Effective Date, Mr. Politzer will provide services to the Company as a consultant on an as-needed basis, and will provide advice and guidance to Mr. Setola, as the newly-appointed Chief Executive Officer, and the Board, as requested by the Board or Mr. Setola, including, (i) assisting the Company in connection with the transition of its management, (ii) assisting the Company in effectuating a corporate restructuring of its three current business units into a Perry Ellis only business unit; and (iii) providing guidance and advice to the Company in connection with transition and strategic decision making.

Under the Politzer Consulting Agreement, from and after the Filing Date and terminating on March 31, 2000 (the "Continuation Period"), Mr. Politzer will continue to receive bi-weekly payments equal to the bi-weekly salary payments to which Mr. Politzer was entitled as of the Filing Date (the "Fee Payments"), subject to the limitation described in the following paragraph. In addition, during the period commencing on the Filing Date and terminating on the date (the "Target Date") that is the earlier of (i) the Effective Date and (ii) April 30, 1999, Mr. Politzer will be entitled to the continuation of certain benefits including the maintenance of an office and a secretary and reimbursement of expenses associated with maintaining an automobile ($680 per month) and an apartment ($3,000 per month) in New York City (the "Housing and Car
Reimbursements"). The Politzer Consulting Agreement will provide that Mr. Politzer will, at the same benefit level at which he participated as of the Filing Date, continue to be eligible to participate in all medical, dental, health and life insurance plans and in other employee benefit plans or programs of the Company until the earlier of (i) March 31, 2000 and (ii) the date or dates on which he receives equivalent coverage and benefits under the plans and programs of a subsequent employer; provided, however, that Mr. Politzer will not be entitled to participate in any employee benefit plan or program to the extent that his participation therein is precluded as a matter of law or by the terms or conditions of such employee benefit plan or program.

Following the Target Date, the aggregate amount of any and all Fee Payments that Mr. Politzer would otherwise have been entitled to receive under the Politzer Consulting Agreement from the Target Date through the end of the Continuation Period will be reduced by an amount equal to (i) $250,000 minus (ii) an amount equal to the cost that would have been incurred by Reorganized Salant in order to provide the Housing and Car Reimbursements to Mr. Politzer during the period from the Target Date through the Continuation Period. The payments and other benefits to be provided to Mr. Politzer pursuant to the Politzer Consulting Agreement will be in full satisfaction and release of all claims (including, but not limited to, any claims for severance) arising out of Mr. Politzer's employment with the Company or the termination thereof. The Politzer Consulting Agreement will (i) provide that the non-compete provision contained in the existing agreement will terminate on the later to occur of the Effective Date or April 30, 1999 and (ii) include a non-disparagement provision which will terminate on March 31, 2001.

Mr. Franzel is a party to an agreement (the "Franzel Agreement"), dated August 18, 1997, that provided for his employment as the Executive Vice President and Chief Financial Officer of the Company effective August 18, 1997 through the time of his resignation on January 25, 1999. The Franzel Agreement provided for the payment of a base salary in an amount not less than $300,000 per year. The Franzel Agreement provided that Mr. Franzel would be paid a cash bonus in respect of each fiscal year during the term of his employment with the Company equal to (i) 40% of his then current base salary if the Company generated actual pre-tax income for a year equal to at least 90% but less than 100% of the pre-tax income provided in the Company's annual business plan for such year; and
(ii) 50% of his then current base salary if the Company generated actual pre-tax income for such year equal to 100% of the pre-tax income provided in the Company's annual business plan. If the Company's actual pre-tax income for such year was in excess of the annual business plan for such year, Mr. Franzel's incentive bonus was increased by 5% of his then current base salary for each full 5% increment of increased actual pre-tax income for such year.

The Franzel Agreement provided that each bonus was to be paid to Mr. Franzel within 90 days after the end of the fiscal year to which the bonus relates. The Franzel Agreement provided that if Mr. Franzel's employment was terminated on a day other than the last day of a year, the amount of the bonus payable with respect to that year would be calculated on the basis of the results of the full fiscal year and prorated based upon the proportion that (x) the number of completed months during the period from January 1 of the year in which the termination occurred through the date of termination bore to (y) 12.

The Franzel Agreement provided that during the term of Mr. Franzel's employment with the Company: (i) the Company would provide Mr. Franzel with an automobile allowance ($680 per month); and (ii) Mr. Franzel would be eligible to participate in the pension and welfare plans of the Company.

The Franzel Agreement  provided that if Mr. Franzel's  employment was terminated
(i) by the Company without "cause" or other than as a result of death or "disability" or (ii) by Mr. Franzel for "good reason," Mr. Franzel would be entitled to (A) base salary through the date of termination; (B) base salary at the annualized rate then in effect from the date of termination until the
12-month anniversary of the date of termination (the "Franzel Severance Period"); (C) pro-rated bonus; (D) continued participation in Company benefit plans during the Franzel Severance Period (or until the date or dates on which Mr. Franzel receives equivalent coverage and benefits under the plans and programs of a subsequent employer, if earlier); and (E) the right to exercise each stock option then held by Mr. Franzel, each of which shall remain exercisable until the earlier of (1) 6 months following the date of termination and (2) the remainder of the exercise period of each such option. Notwithstanding the foregoing, the terms and conditions of the termination of Mr. Franzel's employment will be governed by the Separation Agreement (as defined below).

On January 25, 1999, Mr. Philip Franzel resigned as Chief Financial Officer of the Company. The Company intends to enter into a separation agreement (the "Separation Agreement") with Mr. Franzel during the pendency of the Chapter 11 Case. Pursuant to the terms of the Separation Agreement, Mr. Franzel, beginning on January 25, 1999 and terminating on February 15, 1999, rendered advisory and consulting services to the Company in connection with the business, management and finances of the Company as are reasonably requested by the Board of Directors, Mr. Setola or Mr. Sinha. From February 15, 1999 through and including June 30, 1999, Mr. Franzel will be available, subject to reasonable prior notice, to the Company to provide guidance and advice on financial matters.

Under the Separation Agreement, beginning on January 25, 1999 and terminating on June 30, 1999, Mr. Franzel will receive $25,680 per month payable in bi-weekly installments in arrears. On February 15, 1999, Mr. Franzel received, pursuant to the terms of the Management Retention Program, a bonus in the amount of $150,000. The Separation Agreement provides that during the period beginning on January 25, 1999 and terminating on June 30, 1999, the Company shall provide to Mr. Franzel those medical, dental and other similar health benefits that Mr. Franzel had immediately prior to his resignation by paying his premium under COBRA; provided, however, that all of the Company's obligations therefor will terminate upon the commencement of benefit coverage by any subsequent full-time employer of Mr. Franzel.

The Separation Agreement will be in full satisfaction and release of all claims (including, but not limited to, any claims for severance) arising out of Mr. Franzel's employment with the Company or the termination thereof. The Separation Agreement (i) will provide that a non-compete provision will be in place until June 30, 1999 and (ii) will include a non-disparagement provision which will terminate on June 30, 2000. The Separation Agreement will have a retroactive effect.

Mr. Kahn is a party to an agreement (the "Kahn Agreement"), dated May 1, 1997, that provided for his employment as the Executive Vice President, General Counsel and Secretary of the Company effective May 1, 1997 through December 31, 1999, which shall automatically be renewed for successive one-year terms, unless at least 180 days prior to any such renewal, either party notifies the other of its election to terminate Mr. Kahn's employment with the Company by not renewing the then current employment term. The Kahn Agreement provides for the payment of a base salary in an amount not less than $275,000 per year, which amount shall be reviewed annually commencing March of 1998 for increase. The Kahn Agreement provides that Mr. Kahn will be paid a cash bonus in respect of each fiscal year during the term of his employment with the Company equal to (i) 40% of his then current base salary if the Company generated actual pre-tax income for a year equal to at least 90% but less than 100% of the pre-tax income provided in the Company's annual business plan for such year; and (ii) 50% of his then current base salary if the Company generated actual pre-tax income for such year equal to 100% of the pre-tax income provided in the Company's annual business plan. If the Company's actual pre-tax income for such year was in excess of the annual business plan for such year, Mr. Kahn's incentive bonus was increased by 5% of his then current base salary for each full 5% increment of increased actual pre-tax income for such year.

The Kahn Agreement provides that each bonus is to be paid to Mr. Kahn within 90 days after the end of the fiscal year to which the bonus relates. The Kahn Agreement provides that if Mr. Kahn's employment is terminated on a day other than the last day of a year, the amount of the bonus payable with respect to that year would be calculated on the basis of the results of the full fiscal year and prorated based upon the proportion that (x) the number of completed months during the period from January 1 of the year in which the termination occurs through the date of termination bears to (y) 12.

The Kahn Agreement provides that during the term of Mr. Kahn's employment with the Company: (i) the Company will provide Mr. Kahn with an automobile allowance of $680 per month; and (ii) Mr. Kahn will be eligible to participate in the pension and welfare plans of the Company.

The Kahn Agreement provides that if Mr. Kahn's employment is terminated (i) by the Company without "cause" or other than as a result of death or "disability" or (ii) by Mr. Kahn for "good reason," Mr. Kahn will be entitled to (A) base salary through the date of termination; (B) base salary at the annualized rate then in effect from the date of termination until the 12-month anniversary of the date of termination (the "Kahn Severance Period"); (C) pro-rated bonus; (D) continued participation in Company benefit plans during the Kahn Severance Period (or until the date or dates on which Mr. Kahn receives equivalent coverage and benefits under the plans and programs of a subsequent employer, if earlier); and (E) the right to exercise each stock option then held by Mr. Kahn, each of which shall remain exercisable until the earlier of (1) 6 months following the date of termination and (2) the remainder of the exercise period of each such option.

In connection with the Plan, the Company intends to enter into a new agreement (the "New Kahn Agreement"), which shall be effective upon the Effective Date. Pursuant to the terms of the Kahn Agreement, Mr. Kahn will serve as the Chief Operating Officer and General Counsel of the Company for a period of one year, commencing on January 1, 1999, and will supercede any existing employment agreement between Mr. Kahn and the Company. Given that the term of the New Kahn Agreement will, under the terms thereof, begin prior to the Effective Date but the New Kahn Agreement will not become effective until the Effective Date, the New Kahn Agreement will have retroactive effect to January 1, 1999. Base salary for Mr. Kahn will be $25,000 per month. The New Kahn Agreement will also provide for a bonus in the amount of $25,000 per month from February 15, 1999 through December 31, 1999, payable in two installments as follows: the aggregate bonuses for the period from February 15, 1999 through March 31, 1999, will be paid to Mr. Kahn in a single payment on February 15, 1999 in advance; and bonuses for the period from April 1, 1999 through December 31, 1999, will be paid to Mr. Kahn in quarterly installments in advance. Notwithstanding the foregoing, upon the later to occur of (i) the Company's emergence from Chapter 11, and (ii) the wind-down and/or sale of all of the Company's non-Perry Ellis businesses, Mr. Kahn will receive a lump sum payment of $262,500 less any aggregate bonus payments actually made to him prior to that event. In addition, the Kahn Agreement will provide for the payment of a $150,000 retention bonus to Mr. Kahn in accordance with, and subject to, the Company's Management Retention Bonus Plan on February 15, 1999. If Mr. Kahn is terminated without cause prior to December 31, 1999, under the Kahn Agreement, Mr. Kahn will be entitled to receive the aggregate amount of $565,500, less any aggregate base salary and bonus payments made prior to his termination.

Compensation Committee Interlocks and Insider Participation

The members of the Company's Compensation and Stock Plan Committees up until December 29, 1998 were Messrs. Leppo, Schiller and Yorke, none of whom were (i) during the 1998 fiscal year, an officer of the Company or any of its subsidiaries or (ii) formerly an officer of the Company or any of its subsidiaries.

Joint Report of the Compensation and Stock Plan Committees on Executive Compensation

This report sets forth the compensation policies that guide decisions of the Compensation and Stock Plan Committees with respect to the compensation of the Company's executive officers. This report also reviews the rationale for pay decisions that affected Mr. Politzer during the 1998 fiscal year, and, in that regard, offers additional insight into the figures that appear in the compensation tables which are an integral part of the overall disclosure of executive compensation. Any consideration of pay-related actions that may become effective in future fiscal years are not reported in this statement.

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

Description of Compensation Practices. It is the Company's practice to enter into employment agreements with its executive officers. These agreements specify the various components of compensation, including, among others, base salary and incentive compensation.

Base Salary. Base salaries for the Company's executive officers are defined in their respective employment agreements, and, in the view of the Compensation Committee, reflect base pay levels that generally are being commanded by high-quality management in the marketplace. The Compensation Committee's normal practice is to review each executive officer's salary at the time of contract renewal, at which point adjustments are recommended to ensure consistency with pay expectations in the apparel industry and to reflect the extent of the executive's contribution to corporate performance over time. Mr. Politzer's base salary for 1998 was established pursuant to an agreement, dated as of March 24, 1997. Mr. Politzer's compensation represents a negotiated rate that reflects market prices for executives of his caliber and experience.

Incentive Compensation. Incentive compensation payments to executive officers are based on the Company's performance and are intended to motivate the Company's executive officers to maximize their efforts to meet and exceed key earnings goals. The specific terms of each incentive arrangement are individually negotiated, but, in general, executive officers can earn incremental cash compensation based on the extent to which the Company achieves and exceeds annual earnings targets. Ordinarily, executive officers are paid a fixed cash award in years when actual pre-tax income (before amortization of intangibles and after any reserve for contingencies) equals 100% of the annual business plan. Smaller awards are paid when earnings fall below plan levels, and greater payments are made when results exceed plan. There is no limit on the overall incentive opportunity; however, in a year in which operating income falls below 90% of the annual business plan, no incentive compensation payments are made.

Management Retention Program. In July of 1998, the Board instituted the Management Retention Program (the "MRP") in an effort and with such a purpose as to retain key employees during the period of time the Company was involved in its restructuring efforts. Pursuant to the MRP, such key employees would receive a bonus based on their previously existing incentive bonus arrangement if they remained employed by the Company until February 15, 1999 or if they were terminated by the Company without cause. The aggregate amount allocated to the MRP for payments to such key employees was approximately $3.7 million. Messrs. Politzer and Setola were beneficiaries of the MRP.

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

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code ("Section 162(m)") generally disallows a federal income tax deduction to any publicly-held corporation for compensation paid in excess of $1 million in any taxable year to the chief executive officer or any of the four other most highly compensated executive officers who are employed by the Company on the last day of the taxable year. In 1998, Section 162(m) will only affect the tax deductibility of a portion of the compensation paid to Mr. Politzer.

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

Other Information Regarding the Directors

During the 1998 fiscal year, there were twenty-two meetings of the Board of Directors. Directors who are not employees of Salant are paid an annual retainer of $13,000 and an additional fee of $600 for attendance at each meeting of the Board or of a committee of the Board (other than the Executive Committee) as well as $5,000 per year for service on the Executive Committee, $3,000 per year for service on the Audit Committee, $2,000 per year for service on the Compensation Committee, $2,000 per year for service on the Qualified Plan Committee and $1,000 per year for service on the Nominating Committee. In addition, the Chairman of each Committee is paid an annual fee of $1,000. During the 1998 fiscal year, none of the directors attended fewer than 75 percent of the aggregate number of meetings held by (i) the Board during the period that he or she served as a director, with the exception of Messrs. Falk and Katz and
(ii) the Committees of which he or she was a member during the period that he or she served on these Committees.

The Board has established five standing committees to assist it in the discharge of its responsibilities.

The Executive Committee met three times during the 1998 fiscal year. The members of the Committee until December 29, 1998 were Messrs. Politzer, Schiller, and Yorke. The Committee, to the extent permitted by law, may exercise all the power of the Board during intervals between meetings of the Board.

               The Audit Committee met one time during the 1998 fiscal year. The members of the Committee until December 29, 1998 were Messrs. Katz, Leppo and Roberts. The Committee meets independently with representatives of Salant's independent auditors and the Company's Chief Financial Officer and reviews the general scope of the audit, the annual financial statements of the Company and the related audit report, the fees charged by the independent auditors and matters relating to internal control systems. The Committee is responsible for reviewing and monitoring the performance of non-audit services by Salant's independent auditors and for recommending to the Board the selection of Salant's independent auditors.

The Compensation and Stock Plan Committees did not meet during the 1998 fiscal year. The members of the Committees until December 29, 1998 were Messrs. Leppo, Schiller and Yorke. The Committees are responsible for reviewing and recommending to the Board compensation for officers and certain other management employees and for administering and granting awards under the stock plans.

The Nominating Committee did not meet in the 1998 fiscal year. The members of the Committee until December 29, 1998 were Ms. Dibble Jordan and Mr. Roberts. The Committee is responsible for proposing nominees for director for election by the stockholders at each Annual Meeting and proposing candidates to fill any vacancies on the Board.
 The Qualified Plan Committee met twice during the 1998 fiscal year. The members of the Committee until December 29, 1998 were Ms. Dibble Jordan and Messrs. Roberts, Rodgers and Kahn. The Committee is responsible for overseeing the administration of the Company's pension and savings plans.

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


                       Estimated Annual Pension Payable to Member Upon Retirement at Age 65

                                                              Number of Years of Service (b)

          Average Annual Compensation in
       Highest Five Consecutive Years of the            10          20           25          30          35
                                                        --          --           --          --          --
       Last 15 Years Preceding Retirement(a)





        $ 60,000...................................      $4,885      $9,770      $12,213     $14,656     $17,098


          80,000..................................        7,385      14,770       18,463      22,156      25,848


         100,000...................................       9,885      19,770       24,713      29,656      34,598


         120,000...................................      12,385      24,770       30,963      37,156      43,348


         150,000...................................      16,135      32,270       40,338      48,406      56,473


         180,000...................................      17,385      34,770       43,463      52,156      60,848


         200,000...................................      17,385      34,770       43,463      52,156      60,848




(a) Effective from 1989 through 1993, no more than $200,000 of compensation (adjusted for inflation) may be recognized for the purpose of computing average annual compensation. Subsequent to 1993, no more than $150,000 of compensation (adjusted for inflation) may be recognized for such purpose.
(b) Messrs. Setola, Politzer, Kahn and Sinha have, respectively, 7 years, 1 year, 5 years and 17 years of credited service under the Retirement Plan.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to each person who is known to Salant to be the "beneficial owner" (as defined in regulations of the Securities and Exchange Commission) of more than 5% of the outstanding shares of Common Stock..

                                     Beneficial Owners of More than 5% of the Outstanding Shares of Salant Common Stock


                   Name and Address                              Amount and Nature of               Percent of
                  of Beneficial Owner                            Beneficial Ownership                Class(a)





Apollo Apparel Partners, L.P...........................               5,924,352                       39.5%


  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York 10577




(a) This percentage is calculated on the basis of 14,984,608 shares outstanding as of April 7, 1999, excluding those shares held by or for the account of Salant.

                        SECURITY OWNERSHIP OF MANAGEMENT

  The Following table sets forth certain information as of April 7, 1999 with respect to the beneficial ownership of Common Stock by each of the directors of Salant, the Named Executive Officers and all directors and executive officers of Salant as a group.

                 BENEFICIAL OWNERSHIP OF SALANT COMMON STOCK BY
                   DIRECTORS AND EXECUTIVE OFFICERS OF SALANT

Amount and Nature of                                                                                                   Percent of
Name of Beneficial Owner                    Beneficial Ownership1                            Class2

Ann Dibble Jordan                                              2,5003                           *

Todd Kahn                                                     71,5004                           *

Harold Leppo                                                   2,5005                           *

Jerald S. Politzer                                           145,0006                          1.0%

Bruce F. Roberts                                               6,5007                           *

John S. Rodgers                                              434,0878                          3.0%

Marvin Schiller                                               16,7349                           *

Michael J. Setola                                            75,43310                           *
Awadhesh Sinha                                               41,80011                           *
All directors and executive
officers as a group (8 persons)                             796,05412                          5.0%

--------
*  Represents less than one percent.
1 For Purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days following April 7,1999. 2 As of April 7, 1999, there were 14,984,608 shares outstanding, excluding those shares held by or for the account of Salant. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has the right to acquire within 60 days following April 7,1999 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. 3 This amount represents 2,500 issuable upon the exercise of stock options. 4 This amount includes 4,000 shares held directly and 67,500 shares issuable upon the exercise of stock options. 5 This amount represents 2,500 issuable upon the exercise of stock options. 6 This amount includes 45,000 shares held directly and 100,000 shares issuable upon the exercise of stock options. 7 This amount includes 4,000 shares held directly and 2,500 shares issuable upon the exercise of stock options. 8 This amount includes 424,280 shares held directly by Mr. Rodgers, 1,600 shares issuable upon the exercise of stock options, 2,284 shares held through the Company's Long Term Savings and Investment Plan (the "Savings Plan) and 5,923 shares held by the Margaret S. Vickery Trust, of which Mr. Rodgers is a co-trustee. As the shares held by the Margaret S. Vickery Trust, Mr. Rodgers shares voting and investment power with a co-trustee. He disclaims beneficial ownership with respect to the shares held by the Trust. 9 This amount includes 11,234 shares held directly and 5,500 shares issuable upon the exercise of stock options. 10This amount includes 2,100 shares held directly and 73,333 shares issuable upon the exercise of stock options. 11This amount includes 19,800 shares held directly and 22,000 shares issuable upon the exercise of stock options. 12 The 796,054 shares held by all directors and executive officers of Salant as a group includes (i) 516,337 shares held directly by, or attributable to, directors and executive officers, (ii) 2,284 shares held through the Savings Plan by an executive officer, and (iii) 277,433 shares issuable upon the exercise of stock options held by all directors and executive officers that are exercisable on, or may become exercisable within sixty days of, April 7, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred since January 3, 1998 to which Salant was or is to be a party and in which directors, executive officers or control persons of Salant, or their associates, had or are to have a direct or indirect material interest.

                                                      PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity/Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

The following Financial Statement Schedule for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 is filed as part of this Annual Report:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.



                                        SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                             COLUMN B                 COLUMN C                  COLUMN D               COLUMN E

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period
                                    ----------      ---------  ------------------     -----------              ---------

YEAR ENDED JANUARY 2, 1999:

Accounts receivable - allowance
  for doubtful accounts                $2,094           $2,769            $  --        $2,202 (A)                 $2,661

Reserve for business restructuring     $2,764          $24,825            $  --       $24,038 (B)                 $3,551

YEAR ENDED JANUARY 3, 1998:

Accounts receivable allowance
  for doubtful accounts                  $2,806           $195             $ --          $907 (A)                 $2,094

Reserve for business restructuring       $2,969         $2,066             $ --        $2,271 (B)                 $2,764

YEAR ENDED DECEMBER 28, 1996:

Accounts receivable allowance
  for doubtful accounts                  $3,007         $(112)             $ --           $89 (A)                 $2,806

Reserve for business restructuring       $1,569        $11,730             $ --       $10,330 (B)                 $2,969


NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

Reports on Form 8-K

During the fourth quarter of 1998, the Company filed one Form 8-K dated November 30, 1998 reporting that (i) it had received and accepted an $85 million financing commitment from its working capital priority lender that would be available to Salant upon the completion of its restructuring and (ii) that such lender had also extending its then current financing to Salant through December 31, 1998. No financial statements were included in the Form 8-K filed.


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

2.3            Chapter 11 Plan of  Reorganization                Exhibit 2.3 to Form 8-K dated
               for Salant Corporation,                           dated December 29, 1998.
                                                                 December 29, 1998.

2.4            Disclosure Statement for Chapter 11               Exhibit 2.4 to Form 8-K dated
               Plan of Reorganization, dated                     December 29, 1998.
               December 29, 1998.

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

10.2     Salant Corporation 1987 Stock Plan.*                    Exhibit 19.2 to Annual Report on
                                                                 Form 10-K for fiscal year 1987.

10.3           Salant Corporation 1988 Stock Plan.*              Exhibit 19.3 to Annual Report on
                                                                 Form 10-K for fiscal year 1988.

10.4           First Amendment, effective                        Exhibit 19.1 to Quarterly Report
               as of July 25, 1989, to the Salant                on Form 10-Q for the quarter
               Corporation 1988 Stock Plan. *                    ended September 30, 1989.

10.5           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement. *                  Form 10-K for fiscal year 1988.

10.6           Form of Salant Corporation                        Exhibit 19.8 to
               1988 Stock Plan Director                          Annual Report on
               Agreement. *                                      Form 10-K for fiscal
                                                                 year 1988.

10.7           License Agreement, dated                          Exhibit 19.1 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.8           License Agreement, dated                          Exhibit 19.2 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for
               Perry Ellis International Inc.                    fiscal year 1992.
               and Salant Corporation regarding
               men's dress shirts.

10.9           Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual
               Stock Plan Directors' Option                      Report on Form
               Agreement. *                                      10-K for Fiscal Year 1993.

10.10          Letter Agreement, dated as of                     Exhibit 10.45 to
               August 24, 1994, amending the                     Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated                         quarter ended October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.11          Third Amendment to Credit Agreement,              Exhibit 10.48 to Current Report on
               dated February 28, 1995, to the                   Form 8-K, dated March 2, 1995.
               Revolving Credit, Factoring and
               Security Agreement, dated
               September 20, 1993, as amended,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.12          Salant Corporation Retirement Plan,               Exhibit 10.23 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.13          Salant Corporation Pension Plan,                  Exhibit 10.24 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.14          Salant Corporation Long Term Savings              Exhibit 10.25 to Annual Report on
               and Investment Plan as amended                    Form 10-K for Fiscal Year 1994.
               and restated. *

10.15          Fourth Amendment to Credit                        Exhibit 10.27 to
               Agreement, dated as of March 1,                   Quarterly Report
               1995, to the Revolving Credit,                    on Form 10-Q for
               Factoring and Security Agreement,                 the quarter
               dated as of September 20, 1993,                   ended April 1,
               as amended, between Salant                        1995.
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.16          Fifth Amendment to Credit                         Exhibit 10.29
               Agreement, dated as of                            to Quarterly
               June 28, 1995, to the                             Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.17          Sixth Amendment to Credit                         Exhibit 10.30
               Agreement, dated as of                            to Quarterly
               August 15, 1995, to the                           Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.18          Letter from The CIT Group/                        Exhibit 10.31
               Commercial Services, Inc.,                        to Quarterly
               dated as of July 11, 1995,                        Report on
               regarding the waiver of a                         Form l0-Q for
               default.                                          the quarter
                                                                 ended July 1,
                                                                 1995.

10.19          Letter Agreement between                          Exhibit 10.31
               Salant Corporation and The                        to Quarterly
               CIT Group/Commercial Services,                    Report on
               Inc. dated as of July 11, 1995,                   Form l0-Q for
               regarding the Seasonal Overadvance                the quarter
               Subfacility.                                      ended July 1,
                                                                 1995.

10.20          Seventh Amendment to Credit                       Exhibit 10.34 to
               Agreement, dated as of                            Annual Report on
               March 27, 1996, to the                            Form 10-K for
               Revolving Credit, Factoring                       fiscal year 1995.
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.21          First Amendment to the Salant                     Exhibit 10.35 to
               Corporation Retirement Plan, dated                Quarterly Report on
               as of January 31, 1996. *                         Form 10-Q for the
                                                                 quarter ended
                                                                 March 30, 1996.

10.22          First Amendment to the Salant                     Exhibit 10.36 to
               Corporation Long Term Savings and                 Quarterly Report on
               Investment Plan, effective as of                  Form 10-Q for the
               January 1, 1994. *                                quarter ended
                                                                 March 30, 1996.

10.23          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to
               dated as of June 1, 1996, to the                  Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.24          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to
               dated as of August 16,1996, to the                Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.25          Salant Corporation 1996 Stock Plan.*              Exhibit 10.40 to Annual Report on
                                                                 Form 10-K for Fiscal Year 1996.

10.26          Tenth Amendment to Credit Agreement,              Exhibit 10.41 to Annual Report on
               dated as of February 20, 1997, to                 Form 10-K for Fiscal Year 1996.
               the Revolving Credit, Factoring and
               Security Agreement,  dated as
               of September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.27          Employment Agreement, dated as                    Exhibit 10.43 to Annual Report on
               of March 24, 1997, between                        Form 10-K for Fiscal Year 1996.
               Jerald S. Politzer and
               Salant Corporation. *

10.28          Employment Agreement, dated as of                 Exhibit 10.44 to Quarterly Report on
               May 1, 1997, between Todd Kahn and                Form 10-Q for the quarter ended
               Salant Corporation. *                             June 28, 1997.

10.29          Employment Agreement, dated as of                 Exhibit 10.45 to Quarterly Report on
               August 18, 1997 between Philip A.                 Form 10-Q for the quarter ended
               Franzel and Salant Corporation. *                 June 28, 1997.

10.30          Eleventh Amendment to Credit                      Exhibit 10.46 to Quarterly Report on
               Agreement, dated as of                            Form 10-Q for the quarter ended
               August 8, 1997, to the Revolving                  June 28, 1997.
               Credit, Factoring and Security
               Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.31          Letter Agreement, dated                           Exhibit 10.48 to Current Report on
               March 2, 1998, by and among Salant                Form 8-K dated March 4, 1998.
               Corporation, Magten Asset Management
               Corp., as agent on behalf of
               certain of its accounts, and Apollo
               Apparel Partners, L.P.

10.32          Twelfth Amendment and Forbearance                 Exhibit 10.49 to Current Report on
               Agreement to Credit Agreement, dated              Form 8-K dated March 4, 1998.
               as of March 2, 1998, by and between
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

10.33          Thirteenth Amendment and Forbearance              Exhibit 10.53 to Current Report on
               Agreement, dated as of June 1, 1998,              Form 8-K dated June 1, 1998.
               By and between Salant Corporation
               And The CIT Group/Commercial
               Services, Inc.

10.34          Commitment Letter,  dated June 1,                Exhibit 10.54 to Current Report
               on 1998, by and between Salant                   Form 8-K dated June 1, 1998.
               Corporation and The CIT
               Group/Commercial Services, Inc.

10.35          Letter Agreement, dated June 1,                   Exhibit 10.55 to Current Report on
               1998, by and among Salant                         Form 8-K dated June 1, 1998.
               Corporation, Magten Asset Management
               Corp., as agent on behalf of
               certain of its accounts, and Apollo
               Apparel Partners, L.P.

10.36          Letter Agreement, dated July 8,                   Exhibit 10.44 to Quarterly Report on
               1998, amending the Letter Agreement,              Form 10-Q for the quarter ended
               dated March 2, 1998, as amended,                  July 4, 1998.
               By and among Salant  Corporation,
               Magten Asset Management Corp.,
               as agent on behalf of certain of
               its accounts, and Apollo Apparel
               Partners, L.P.


10.37          Letter Agreement, dated July 20,                  Exhibit 10.45 to Quarterly Report on
               1998, amending the Employment                     Form 10-Q for the quarter ended
               Agreement, dated August 18, 1997,                 October 3, 1998.
               between Philip A. Franzel and
               Salant Corporation. *

10.38          Letter Agreement, dated July 20,                  Exhibit 10.46 to Quarterly Report on
               1998, amending the Employment                     Form 10-Q for the quarter ended
               Agreement, dated May 1, 1997,                     October 3, 1998.
               between Todd Kahn and Salant
               Corporation. *

10.39          Letter Agreement, dated July 20,                  Exhibit 10.47 to Quarterly Report on
               1998, amending the Employment                     Form 10-Q for the quarter ended
               Agreement, dated March 20, 1997,                  October 3, 1998.
               between Jerald s. Politzer and
               Salant Corporation. *

10.40          Letter  Agreement,  dated                         Exhibit  10.48 to  Current  Report  on
               November  30, 1998,  by and between               Form 8-K dated  November 30, 1998.
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

10.41          Letter  Agreement,  dated                         Exhibit  10.49 to  Current  Report  on
               December 4, 1998,  by and  between                Form 8-K dated  November  30, 1998.
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

10.42          Ratification and Amendment                        Exhibit 10.50 to Current Report on
               Agreement, dated as of December 29,               Form 8-K dated December 29, 1998.
               1998, by and between Salant
               Corporation and The CIT Group/Commercial
               Services, Inc.

21             List of Subsidiaries of the Company

27             Financial Data Schedule

* constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SALANT CORPORATION

Date:  April 19, 1999                               By: /s/ Awadhesh Sinha
                                                    ------------------------
                                                    Awadhesh Sinha
                                                    Executive Vice President and
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on April 19, 1999.

         Signature                                Title

         /s/  Michael Setola                      Chairman of the Board,
         Michael Setola                           and Chief Executive Officer
                                                  (Principal Executive Officer);
                                                  Director

         /s/  Awadhesh Sinha                      Executive Vice President
         Awadhesh Sinha                           and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




         /s/   Ann Dibble Jordan          /s/  Harold Leppo
         Ann Dibble Jordan     Director        Harold Leppo             Director


         /s/  Bruce Roberts               /s/  John S. Rodgers
         Bruce F. Roberts      Director        John S. Rodgers          Director


         /s/  Marvin Schiller             /s/  Jerry Politzer
         Marvin Schiller       Director        Jerald Politzer          Director

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549






                                                     EXHIBITS


                                                        to


                                                     FORM 10-K


                                     FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


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


2.3            Chapter 11 Plan of Reorganization                 Exhibit 2.3 to Form 8-K dated
               for Salant Corporation, dated                     December 29, 1998.
                                                                 December 29, 1998.

2.4            Disclosure Statement for Chapter 11               Exhibit 2.4 to Form 8-K dated
               Plan of Reorganization, dated                     December 29, 1998.
               December 29, 1998.


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

10.2           Salant Corporation 1987 Stock Plan.*              Exhibit 19.2 to Annual Report on
                                                                 Form 10-K for fiscal year 1987.

10.3           Salant Corporation 1988 Stock Plan.*              Exhibit 19.3 to Annual Report on
                                                                 Form 10-K for fiscal year 1988.


10.4           First Amendment, effective                        Exhibit 19.1 to Quarterly Report
               as of July 25, 1989, to the Salant                on Form 10-Q for the quarter
               Corporation 1988 Stock Plan. *                    ended September 30, 1989.

10.5           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement. *                  Form 10-K for fiscal year 1988.

10.6           Form of Salant Corporation                        Exhibit 19.8 to
               1988 Stock Plan Director                          Annual Report on
               Agreement. *                                      Form 10-K for fiscal
                                                                 year 1988.

10.7           License Agreement, dated                          Exhibit 19.1 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.8           License Agreement, dated                          Exhibit 19.2 to Annual Report
               January 1, 1991, by and between                   on Form 10-K for
               Perry Ellis International Inc.                    fiscal year 1992.
               and Salant Corporation regarding
               men's dress shirts.

10.9           Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual
               Stock Plan Directors' Option                      Report on Form
               Agreement. *                                      10-K for Fiscal Year 1993.

10.10          Letter Agreement, dated as of                     Exhibit 10.45 to
               August 24, 1994, amending the                     Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated                         quarter ended October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.11          Third Amendment to Credit Agreement,              Exhibit 10.48 to Current Report on
               dated February 28, 1995, to the                   Form 8-K, dated March 2, 1995.
               Revolving Credit, Factoring and
               Security Agreement, dated
               September 20, 1993, as amended,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

10.12          Salant Corporation Retirement Plan,               Exhibit 10.23 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.13          Salant Corporation Pension Plan,                  Exhibit 10.24 to Annual Report on
               as amended and restated. *                        Form 10-K for Fiscal Year 1994.

10.14          Salant Corporation Long Term Savings              Exhibit 10.25 to Annual Report on
               and Investment Plan as amended                    Form 10-K for Fiscal Year 1994.
               and restated. *

10.15          Fourth Amendment to Credit                        Exhibit 10.27 to
               Agreement, dated as of March 1,                   Quarterly Report
               1995, to the Revolving Credit,                    on Form 10-Q for
               Factoring and Security Agreement,                 the quarter
               dated as of September 20, 1993,                   ended April 1,
               as amended, between Salant                        1995.
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.16          Fifth Amendment to Credit                         Exhibit 10.29
               Agreement, dated as of                            to Quarterly
               June 28, 1995, to the                             Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.17          Sixth Amendment to Credit                         Exhibit 10.30
               Agreement, dated as of                            to Quarterly
               August 15, 1995, to the                           Report on
               Revolving Credit, Factoring                       Form l0-Q for
               and Security Agreement,                           the quarter
               dated as of September 20,                         ended July 1,
               1993, as amended, between                         1995.
               Salant Corporation and The
               CIT Group/Commercial Services, Inc.

10.18          Letter from The CIT Group/                        Exhibit 10.31
               Commercial Services, Inc.,                        to Quarterly
               dated as of July 11, 1995,                        Report on
               regarding the waiver of a                         Form l0-Q for
               default.                                          the quarter
                                                                 ended July 1,
                                                                 1995.

10.19          Letter Agreement between                          Exhibit 10.31
               Salant Corporation and The                        to Quarterly
               CIT Group/Commercial Services,                    Report on
               Inc. dated as of July 11, 1995,                   Form l0-Q for
               regarding the Seasonal Overadvance                the quarter
               Subfacility.                                      ended July 1,
                                                                 1995.

10.20          Seventh Amendment to Credit                       Exhibit 10.34 to
               Agreement, dated as of                            Annual Report on
               March 27, 1996, to the                            Form 10-K for
               Revolving Credit, Factoring                       fiscal year 1995.
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.21          First Amendment to the Salant                     Exhibit 10.35 to
               Corporation Retirement Plan, dated                Quarterly Report on
               as of January 31, 1996. *                         Form 10-Q for the
                                                                 quarter ended
                                                                 March 30, 1996.

10.22          First Amendment to the Salant                     Exhibit 10.36 to
               Corporation Long Term Savings and                 Quarterly Report on
               Investment Plan, effective as of                  Form 10-Q for the
               January 1, 1994. *                                quarter ended
                                                                 March 30, 1996.

10.23          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to
               dated as of June 1, 1996, to the                  Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.24          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to
               dated as of August 16,1996, to the                Quarterly Report on
               Revolving Credit, Factoring and                   Form 10-Q for the
               Security Agreement, dated as of                   quarter ended
               September 20, 1993, as amended,                   June 29, 1996.
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.25          Salant Corporation 1996 Stock Plan.*              Exhibit 10.40 to Annual Report on
                                                                 Form 10-K for Fiscal Year 1996.

10.26          Tenth Amendment to Credit Agreement,              Exhibit 10.41 to Annual Report on
               dated as of February 20, 1997, to                 Form 10-K for Fiscal Year 1996.
               the Revolving Credit, Factoring and
               Security Agreement,  dated as
               of September 20, 1993, as amended, between
               Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.27          Employment Agreement, dated as                    Exhibit 10.43 to Annual Report on
               of March 24, 1997, between                        Form 10-K for Fiscal Year 1996.
               Jerald S. Politzer and
               Salant Corporation. *

10.28          Employment Agreement, dated as of                 Exhibit 10.44 to Quarterly Report on
               May 1, 1997, between Todd Kahn and                Form 10-Q for the quarter ended
               Salant Corporation. *                             June 28, 1997.

10.29          Employment Agreement, dated as of                 Exhibit 10.45 to Quarterly Report on
               August 18, 1997 between Philip A.                 Form 10-Q for the quarter ended
               Franzel and Salant Corporation. *                 June 28, 1997.

10.30          Eleventh Amendment to Credit                      Exhibit 10.46 to Quarterly Report on
               Agreement, dated as of                            Form 10-Q for the quarter ended
               August 8, 1997, to the Revolving                  June 28, 1997.
               Credit, Factoring and Security
               Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.31          Letter Agreement, dated                           Exhibit 10.48 to Current Report on
               March 2, 1998, by and among Salant                Form 8-K dated March 4, 1998.
               Corporation, Magten Asset Management
               Corp., as agent on behalf of
               certain of its accounts, and Apollo
               Apparel Partners, L.P.

10.32          Twelfth Amendment and Forbearance                 Exhibit 10.49 to Current Report on
               Agreement to Credit Agreement, dated              Form 8-K dated March 4, 1998.
               as of March 2, 1998, by and between
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

10.33          Thirteenth Amendment and Forbearance              Exhibit 10.53 to Current Report on
               Agreement, dated as of June 1, 1998,              Form 8-K dated June 1, 1998.
               By and between Salant Corporation
               And The CIT Group/Commercial
               Services, Inc.

10.34          Commitment Letter,  dated June 1,                 Exhibit 10.54 to Current Report
               on 1998, by and between Salant                    Form 8-K dated June 1, 1998.
               Corporation and The CIT
               Group/Commercial Services, Inc.

10.35          Letter Agreement, dated June 1,                   Exhibit 10.55 to Current Report on
               1998, by and among Salant                         Form 8-K dated June 1, 1998.
               Corporation, Magten Asset Management
               Corp., as agent on behalf of
               certain of its accounts, and Apollo
               Apparel Partners, L.P.

10.36          Letter Agreement, dated July 8,                   Exhibit 10.44 to Quarterly Report on
               1998, amending the Letter Agreement,              Form 10-Q for the quarter ended
               dated March 2, 1998, as amended,                  July 4, 1998.
               By and among Salant  Corporation,
               Magten Asset Management Corp.,
               as agent on behalf of certain of its
               accounts, and Apollo Apparel
               Partners, L.P.


10.37          Letter Agreement, dated July 20,                  Exhibit 10.47 to Quarterly Report on
               1998, amending the Employment                     Form 10-Q for the quarter ended
               Agreement, dated August 18, 1997,                 October 3, 1998.
               between Philip A. Franzel and
               Salant Corporation. *

10.38          Letter Agreement, dated July 20,                  Exhibit 10.47 to Quarterly Report on
               1998, amending the Employment                     Form 10-Q for the quarter ended
               Agreement, dated May 1, 1997,                     October 3, 1998.
               between Todd Kahn and Salant
               Corporation. *

10.39          Letter Agreement, dated July 20,                  Exhibit 10.47 to Quarterly Report on
               1998, amending the Employment                     Form 10-Q for the quarter ended
               Agreement, dated March 20, 1997,                  October 3, 1998.
               between Jerald s. Politzer and
               Salant Corporation. *

10.40          Letter  Agreement,  dated                         Exhibit  10.48 to  Current  Report  on
               November  30, 1998,  by and between               Form 8-K dated  November 30, 1998.
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

10.41          Letter  Agreement,  dated                         Exhibit  10.49 to  Current  Report  on
               December 4, 1998,  by and  between                Form 8-K dated  November  30, 1998.
               Salant Corporation and The CIT
               Group/Commercial Services, Inc.

10.42          Ratification and Amendment                        Exhibit 10.50 to Current Report on
               Agreement, dated as of December 29,               Form 8-K dated December 29, 1998.
               1998, by and between Salant
               Corporation and The CIT Group/Commercial
               Services, Inc.

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