Form 10-Q
period 1999-04-03
SALANT CORP
filed 1999-05-17
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of May 7, 1999, there were outstanding 14,984,608 shares of the Common Stock of the registrant.


                                TABLE OF CONTENTS

                                                                        Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Comprehensive Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

Item 4. Submission of Matter to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE



                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                   (Amounts in thousands, except per share data)

                                                                                                     Three Months Ended
                                                                                                  April 3,         April 4,
                                                                                                      1999             1998
                                                                                                 ---------        ---------

Net sales                                                                                        $  78,582        $  76,945
Cost of goods sold                                                                                  61,749           60,978
                                                                                                 ---------        ---------

Gross profit                                                                                        16,833           15,967

Selling, general and
 administrative expenses                                                                           (16,744)         (15,173)
Royalty income                                                                                       1,077            1,121
Goodwill amortization                                                                                 (130)            (470)
(Provision)/reversal for restructuring (Note 5)                                                     (4,039)             160
Other income                                                                                            15               63
                                                                                                 ---------        ---------

(Loss)/Income from continuing operations before
 interest and income taxes                                                                          (2,988)           1,668

Interest expense, net                                                                                  806            3,433
                                                                                                 ---------        -----------

Loss from continuing operations
 before income taxes                                                                                (3,794)          (1,765)

Income taxes                                                                                            22                3
                                                                                                 ---------        ---------

Loss from continuing operations                                                                     (3,816)          (1,768)

Loss from discontinued operations                                                                   (1,955)          (1,529)
                                                                                                 ----------       ----------

Net loss                                                                                         $  (5,771)       $  (3,297)
                                                                                                 ==========       ==========

Basic and diluted loss per share:
 Loss per share from continuing operations                                                       $   (0.25)        $   (0.12)
 Loss per share from discontinued operations                                                         (0.13)            (0.10)
                                                                                                 ----------        ----------

 Basic and diluted loss per share                                                                $   (0.38)        $   (0.22)
                                                                                                 ==========        ==========

Weighted average common stock outstanding                                                           15,170           15,170
                                                                                            =========        =========

                             See Notes to Condensed Consolidated Financial Statements.


                                        Salant Corporation and Subsidiaries
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (Unaudited)
                                              (Amounts in thousands)




                                                                                                       Three Months Ended
                                                                                                   April 3,          April 4,
                                                                                                      1999             1998


Net loss                                                                                          $ (5,771)        $ (3,297)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                                                               36                3
                                                                                                   --------        --------

Comprehensive income                                                                              $ (5,807)        $ (3,294)
                                                                                                  =========        ========

                             See Notes to Condensed Consolidated Financial Statements.

                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)




                                                                        April 3,            January 2,             April 4,
                                                                           1999                  1999                  1998
                                                                     (Unaudited)               (*)               (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $    6,898           $    1,222            $    1,661
 Accounts receivable, net                                                 49,144               38,359                45,763
 Inventories (Note 3)                                                     53,388               69,590                82,856
 Prepaid expenses and other current assets                                 5,233                5,266                 5,024
 Assets held for sale (Note 1)                                             1,400               28,400                    --
 Net assets of discontinued operations                                     1,540                6,860                19,685
                                                                      ----------           ----------            ----------

Total current assets                                                     117,603              149,697               154,989

Property, plant and equipment, net                                        12,942               12,371                23,610
Other assets                                                              13,403               14,061                57,143
                                                                      ----------           ----------            ----------

Total assets                                                          $  143,948           $  176,129            $  235,742
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY / DEFICIENCY
Current liabilities:
 Loans payable                                                         $      --           $   38,496            $   44,625
 Accounts payable                                                          6,788                2,831                22,743
 Liabilities subject to compromise (Note 1)                              136,575              143,807                    --
 Accrued liabilities                                                      13,551               14,344                17,550
 Current portion of long term debt                                            --                   --               104,879
 Deposits (Note 1)                                                        12,196                   --                    --
 Reserve for business restructuring (Note 5)                               7,473                3,551                 1,582
                                                                      ----------           ----------            ----------

Total current liabilities                                                176,583              203,029               191,379

Deferred liabilities                                                       4,010                4,010                 5,354

Shareholders' equity
 Common stock                                                             15,405               15,405                15,405
 Additional paid-in capital                                              107,249              107,249               107,249
 Deficit                                                                (153,668)            (147,897)              (78,532)
Accumulated other comprehensive income (Note 4)                           (4,017)              (4,053)               (3,499)
Less - treasury stock, at cost                                            (1,614)              (1,614)               (1,614)
                                                                      -----------          ----------            ----------

Total shareholders'(deficiency)/ equity                                  (36,645)             (30,910)               39,009
                                                                      -----------         ------------           ----------

Total liabilities and shareholders' equity                            $  143,948           $  176,129            $  235,742
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


                             See Notes to Condensed Consolidated Financial Statements.

                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                        Three Months Ended
                                                                                      April 3,              April 4,
                                                                                         1999                  1998
                                                                                     --------              ----------
Cash Flows from Operating Activities:
Loss from continuing operations                                                      $ (3,816)             $ (1,768)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating activities:
  Depreciation                                                                          1,180                 1,875
  Amortization of intangibles                                                             130                   470
Change in operating assets and liabilities:
   Accounts receivable                                                                (10,785)               (6,128)
   Inventories                                                                         16,202                 1,921
   Prepaid expenses and other current assets                                               33                (1,488)
   Accounts payable                                                                     3,957                (1,146)
   Accrued and other liabilities                                                       11,403                 1,984
   Reserve for restructuring                                                            3,922                (1,182)
   Liabilities subject to compromise                                                   (7,232)                   --

   Deferred liabilities                                                                    --                   (28)
                                                                                     --------              --------

Net cash provided/(used) by continuing operations                                      14,996                (5,490)
Cash provided/(used) by discontinued operations                                         3,364                (3,724)
                                                                                     --------              --------
Net cash provided/(used) by operations                                                 18,360                (9,214)
                                                                                     --------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (1,146)               (1,797)
Proceeds from sale of assets                                                           27,000                    --
Store fixture expenditures                                                                (76)                 (348)
                                                                                     --------              --------

Net cash provided by (used in) investing activities                                    25,778                (2,145)
                                                                                     --------              --------

Cash Flows from Financing Activities:
Net short-term borrowings                                                             (38,496)               10,825
Other, net                                                                                 36                     2
                                                                                     --------              --------

Net cash (used)/provided by financing activities                                      (38,460)               10,827
                                                                                     --------              --------

Net increase/(decrease) in cash and cash equivalents                                    5,676                  (532)

Cash and cash equivalents - beginning of year                                           1,222                 2,193
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $  6,898              $  1,661
                                                                                     ========              ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                        $     861              $  1,195
                                                                                    =========              ========
    Income taxes                                                                    $      22              $      3
                                                                                    =========              ========



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

On December 29, 1998 (the "Filing Date") Salant Corporation filed a petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to implement a restructuring of its 10-1/2 % Senior Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its Plan of Reorganization (the "Plan") with the Bankruptcy Court in order to implement its restructuring. Salant's major note and equity holders support the Plan. In addition, Salant has obtained a $85 million debtor-in-possession facility (the "DIP Facility") from its existing working capital lender, The CIT Group/Commercial Services, Inc. ("CIT"), during the chapter 11 case. On May 11, 1999, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998 (the "CIT Commitment Letter"), which replaced the CIT DIP Facility.

The Plan provides that (i) all of the outstanding principal amount of Senior Notes, plus all accrued and unpaid interest thereon, will be converted into 95% of Salant's new common stock, subject to dilution, and (ii) all of Salant's existing common stock will be converted into 5% of Salant's new common stock, subject to dilution. Salant's general unsecured creditors (including trade creditors) are unimpaired and upon consummation of the Plan will be paid in full. The Plan has been approved by all of the holders of Senior Notes that voted and over 96% of the holders of Salant common stock that voted. On April 16, 1999, the Bankruptcy Court entered an order confirming the Plan. Salant consummated the Plan on May 11, 1999.

As of the Filing Date Salant had $143,807 (consisting of $14,703 in Senior Note interest, $104,879 of Senior Notes and $24,225 of unsecured pre-bankruptcy claims) of liabilities subject to compromise, in addition to loans payable to CIT. In addition, Salant accrued the estimated fees in the 1998 fourth quarter of $3.2 million for the administration of the chapter 11 proceedings. During the first quarter of 1999, the Company paid certain liabilities that were supported by letters of credit and other liabilities that were approved by the Bankruptcy Court in order to effectuate the sale of non-Perry Ellis assets.

Post-restructuring, Salant intends to focus primarily on its Perry Ellis men's apparel business and, as a result, intends to exit its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. In the first quarter of 1999, the Company sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in the dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. The Company received $27 million for the sale of trademarks and property, plant and equipment in the first quarter. Salant also received a deposit on the sale of inventory, which is included in current liabilities in the accompanying balance sheet. In the first quarter of 1999, Salant has also sold its Children's Group, the proceeds of which related primarily to the sale of inventory. As a result of the above, Salant will now report its business operations as a single segment.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2.  Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries (collectively, the "Company"). (As used herein, the Company includes Salant and its subsidiaries but excludes Salant Children's Group and the Made in the Shade divisions.)

The Company's principal business is the designing, manufacturing, importing and marketing of apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States.

The results of operations for the three months ended April 3, 1999 and April 4, 1998 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 2, 1999.

Loss per share is based on the weighted average number of common shares (including, as of April 3, 1999 and April 4, 1998, 185,854 and 205,854 shares, respectively, anticipated to be issued pursuant to the Company's 1993 bankruptcy plan of reorganization). Loss per share for the first quarters of 1999 and 1998 did not include common stock equivalents, including 1,086,967 and 1,319,393 stock options, respectively, inasmuch as their effect would have been anti-dilutive.

Note 3.  Inventories

                                                      April 3,                January 2,                  April 4,
                                                          1999                      1999                      1998

Finished goods                                        $ 34,300                 $  42,022                  $ 49,672
Work-in-Process                                          9,438                    17,225                    18,817
Raw materials and supplies                               9,650                    10,343                    14,367
                                                     ---------                ----------                ----------
                                                      $ 53,388                  $ 69,590                  $ 82,856
                                                      ========                  ========                  ========

Note 4.  Accumulated Other Comprehensive Income


                                                       Foreign Currency   Minimum Pension    Accumulated Other
                                                          Translation        Liability      Comprehensive Income
                                                          Adjustments        Adjustment


  1999                                                    $    (197)          $ (3,856)          $ (4,053)
  ----
  Beginning of year balance                                      36                 --                 36
                                                         ----------       ------------        -----------
  Current period change                                   $    (161)          $ (3,856)          $ (4,017)
                                                          ==========          =========          =========
  End of quarter balance

  1998
  Beginning of year balance                             $         6           $ (3,508)          $ (3,502)
  Current period change                                           3                 --                  3
                                                       ------------       ------------       ------------
  End of quarter balance                                $         9           $ (3,508)          $ (3,499)
                                                        ===========           =========          =========

Note 5.  Division Restructuring Costs

In the first quarter of 1999, the Company recorded a restructuring provision of $4,039. The provision was primarily for severance related to the sale of the John Henry and Manhattan dress shirts and trademarks and the restructuring of the Company to focus primarily on the Perry Ellis men's apparel business. As of April 3, 1999, the reserve for business restructuring totaling $7,473 consisted of $4,840 of severance costs, $845 for future lease payments, $592 for royalties, and $1,196 of other miscellaneous restructuring costs. It is anticipated that these expenditures will be completed by the first quarter of 2000.

Note 6. Discontinued Operations

In the first quarter of 1999, an additional provision of $1,955 was recorded to account for additional costs incurred in the closing of the Children's Group manufacturing and distribution facilities. The net assets of discontinued operations decreased to $1,540 due primarily to the sale and disposal of inventory. Net sales of discontinued operations in the first quarter of 1999 and 1998 was 5,923 and 7,942, respectively.

Note 7. Pro Forma Information

The following table sets forth the unaudited historical capitalization of the Company as of April 3, 1999 and the unaudited pro forma capitalization of the Company after giving effect to the Plan as if the Plan had occurred on April 3, 1999:

                                                     Actual                    Pro forma
                                                  April 3, 1999              April 3, 1999
                                                  -------------              -------------

Cash and cash equivalents                          $     6,898              $      6,898
                                                   -----------              ------------

Accounts payable                                   $     6,788               $    23,781
Liabilities subject to compromise                      136,575                        --
Other liabilities                                       37,230                    37,230
                                                   -----------               -----------

Total liabilities                                      180,593                    61,011

Shareholders' (deficiency/equity)                      (36,645)                   82,937
                                                   -----------               -----------

Total capitalization                                 $ 143,948                 $ 143,948
                                                     =========                 =========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 1999 Compared with First Quarter of 1998

Net Sales

Net sales increased by $1.6 million, or 2.1% in the first quarter of 1999, as compared to the first quarter of 1998. This increase primarily resulted from an increase of $8.3 million in sales of Perry Ellis sportswear and an increase in Perry Ellis accessories of $2.1 million offset by a decrease of $4.0 million of Perry Ellis dress shirts, $3.3 million of non-Perry Ellis denim and $1.5 million in Perry Ellis slacks.

The increase in sales in Perry Ellis sportswear was a result of the continuing success at retail of the Perry Ellis Collection sportswear. The loss of sales in Perry Ellis dress shirts was a result of (i) a $2.8 million decrease in regular price sales because of a softness in the dress shirt market in general, and (ii) a planned decrease of $1.2 million in off-price channel sales. Perry Ellis slack sales were $1.5 million lower than prior year because of a planned reduction in off-price sales. Sales of the non-Perry Ellis denim bottoms business experienced a decrease due to the planned closing of that business. Sales of non-Perry Ellis dress shirts included approximately $2.5 million of John Henry and Manhattan dress shirts to Supreme International Corporation in connection with the purchase of those trademarks and inventory.

Gross Profit

The gross profit percentage increased by 0.7% in the first quarter of 1999, as compared to the first quarter of 1998. The gross profit of Perry Ellis products increased by 2.6% primarily as a result of better sales mix. The gross profit of non-Perry Ellis products dropped by 7.2% due to lower margins on the sales of business the Company has liquidated or sold.

Selling, General and Administrative Expenses

Selling administrative ("SG&A") expenses for the first quarter of 1999 increased to $16.7 million (21.3% of net sales) from $15.2 million (19.7% of net sales) for the first quarter of 1998. The increase in SG&A was primarily a result of
(i) a $500,000 increase in advertising expenses primarily related to the increase in sales of Perry Ellis products, and (ii) project completion bonuses of $400,000 to MIS personnel relating to year 2000 compliance and other system enhancements. In addition, as a result of the over-achievement of the operating plan for the Perry Ellis division of the Company in the first quarter of 1999, the Company accrued approximately $900,000 of bonus expense pursuant to its 1999 management incentive plan.

Provision for Restructuring

In the first quarter of 1999, the Company recorded a restructuring provision of $4.0 million. The provision was primarily for severance related to the sale of the John Henry and Manhattan dress shirts and trademarks and the restructuring of the Company to focus primarily on the Perry Ellis men's apparel business.

Income from Operations Before Interest and Income Taxes

Income from operations before interest and taxes decreased from $1.7 million of income to a loss of $3.0 million for the first quarter of 1999. The decrease of $4.7 million is due primarily to the restructuring provision and additional SG&A expenses.

Interest Expense, Net

Net interest expense was $0.8 million for the first quarter of 1999 compared with $3.4 million for the first quarter of 1998. The decrease in interest expense resulted from the discontinuance of interest accrued on the Senior Notes due to the filing of Chapter 11.

Discontinued Operations

In the first quarter of 1999, the Company recorded an additional provision of $2.0 million for expected losses during the phase out period. The additional amount was required due to additional costs of phasing out the Children's Group's production and distribution facilities. The $1.5 million loss in the prior year was due to the loss from operations of the Children's Group.

Net Loss

In the first quarter of 1999, the Company reported a net loss of $5.8 million, or $0.38 per share, as compared with a net loss of $3.3 million, or $0.22 per share, in the first quarter of 1998.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges and Loss on Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, restructuring charges, and discontinued operations was $3.85 million (5.0% of net sales) in the first quarter of 1998, compared to $2.36 million (3.0% of net sales) in the first quarter of 1999, a decrease of $1.49 million, or 38.7%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

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

The CIT DIP Facility provided for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The CIT DIP Facility consisted of an $85 million revolving credit facility, with a $30 million letter of credit subfacility. As collateral for borrowings under the CIT DIP Facility, the Company granted to CIT a first priority lien on and security interest in substantially all of the Company's assets and those of its subsidiaries, with superpriority administrative claim status over any and all administrative expenses in the Company's Chapter 11 Case, subject to a $2 million carve-out for professional fees and the fees of the United States Trustee.

On May 11, 1999, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998 (the "CIT Commitment Letter"), which replaced the CIT DIP Facility described above.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement will consist of a $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, Salant granted to CIT and a syndicate of lenders to be arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The Credit Agreement has an initial term of three years.

The Credit Agreement also provided, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, maximum pre-tax losses / minimum pre-tax income and minimum interest coverage ratios.

Pursuant to the Credit Agreement, Salant will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a commitment fee of $325 thousand; (iv) an unused line fee of
 .25%; (v) an agency fee of $100 thousand (only for the second and third years of the term of the Credit Agreement); (vi) a collateral management fee of $8,333 per month; and (vii) a field exam fee of $750 per day plus out-of-pocket expenses.

The Company's cash provided by operating activities in the first quarter of 1999 was $18.4 million, which primarily reflects the decrease in inventory of $16.2 million, an increase in accrued and other liabilities of $11.4 million, an increase in accounts payable of $4.0 million and an increase in reserve for business restructuring of $4.0 million offset by (i) an increase in accounts receivable of $10.8 million, and (ii) a decrease in liabilities subject to compromise of $7.2 million.

Cash provided by investing activities in the first quarter of 1999 was $25.8 million, of which $27 million was from the payment of the sale to Supreme International of the assets relating to the John Henry and Manhattan trademarks and licenses. Also in the first quarter, the Company used $1.1 million for capital expenditures and $0.1 million for the installation of store fixtures in department stores. During fiscal 1999, the Company plans to make capital expenditures of approximately $5.0 million and to spend an additional $2.5 million for the installation of store fixtures in department stores.

Cash used in financing activities in the first quarter of 1999 was $38.5 million, primarily attributable to payments on the short-term borrowings under the Credit Agreement.

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

Even though the Plan was consummated on May 11, 1999, there can be no assurance that the Company would not thereafter suffer a disruption in its business operations as a result of filing the Chapter 11 Case, particularly in light of the fact that the Company has been a debtor in bankruptcy on two prior occasions.

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

Dependence on Contract Manufacturing. For the year ended January 2, 1999, the Company produced 65% of all of its products (in units) through arrangements with independent contract manufacturers. Upon consummation of the Plan, substantially all of the Company's inventory will be manufactured by independent contractors. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about February 3, 1999 the Company commenced a solicitation of its shareholders to accept the Plan. Pursuant to the Plan the solicitation expired on March 15, 1999. The shares voting for the Plan were 7,861,681 and the shares voting against the Plan were 251,594.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the first quarter of 1999, the Company filed one 8-K dated January 5, 1999 reporting (i) the filing of a voluntary petition for relief under Chapter 11 Title 11 of the Bankruptcy Code with the Bankruptcy Court, (ii) the filing of a copy of the Plan, and (iii) the filing of the Preliminary Order of the Bankruptcy Court approving the DIP Facility.


Exhibits

Number                     Description

10.43                      Amended  and  Restated   Revolving  Credit  and  Security   Agreement,   between  Salant
                           Corporation and the CIT Group / Commercial Services, Inc., as Agent, dated May 11, 1999

27                         Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:     May 17, 1999                               /s/   Awadhesh Sinha
        --------------                                --------------------------

                                                     Awadhesh Sinha
                                                     Executive Vice President
                                                     And Chief Financial Officer