Form 10-Q
period 1999-07-03
SALANT CORP
filed 1999-08-16
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of August 6, 1999, there were outstanding 10,000,000 shares of the Common Stock of the registrant.

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

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE


                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                   (Amounts in thousands, except per share data)

                                                                 Three Months Ended                  Six Months Ended
                                                             July 3,          July 4,           July 3,
July 4,
                                                                   1999             1998              1999             1998
                                                               --------         --------          --------         ---------

Net sales                                                      $ 61,820         $ 69,362          $140,402         $146,307
Cost of goods sold                                               52,052           52,696           113,801          113,674
                                                                -------         --------          --------         --------

Gross profit                                                      9,768           16,666            26,601           32,633

Selling, general and
 administrative expenses                                        (13,022)         (15,508)          (29,765)         (30,681)
Royalty income                                                      418            1,555             1,494            2,676
Goodwill amortization                                              (130)            (470)             (259)            (940)
(Provision for)/Reversal of division
 restructuring costs (Note 5)                                        --               --            (4,039)             160
Other income                                                        407              105               422              168
                                                               --------        ---------          --------         --------

Income/(loss) from continuing operations
 before interest, income taxes and
 extraordinary gain                                              (2,559)           2,348            (5,546)           4,016

Interest (income)/expense, net                                      (34)           3,493               772            6,926
                                                                 -------        --------            ------         --------

Loss from continuing operations before
 income taxes and extraordinary gain                             (2,525)          (1,145)           (6,318)          (2,910)

Income taxes/(benefit)                                               37              (29)               60              (26)
                                                                -------        ----------          -------         ---------

Loss from continuing operations before
 extraordinary gain                                              (2,562)          (1,116)           (6,378)          (2,884)

Discontinued operations (Note 6):
     Loss from discontinued operations                               --           (2,452)           (1,955)          (3,981)

Extraordinary gain (Note 7)                                      24,703               --            24,703               --
                                                                -------          -------           -------          -------

Net income/(loss)                                              $ 22,141          $(3,568)          $16,370         $ (6,865)
                                                               ========          =======           =======         ========

Pro forma basic and diluted income/(loss) per share (Note 8):
   From continuing operations                                   $(0.26)         $  (0.11)           $(0.64)        $   (0.29)
   From discontinued operations                                      --            (0.25)            (0.20)            (0.40)
   From extraordinary gain                                         2.47               --              2.47               --
                                                               --------           ------           -------          -------

Pro forma basic and diluted income/(loss)
 per share                                                      $   2.21        $  (0.36)         $   1.63        $  (0.69)
                                                                ========        ========          ========        ========

Pro forma weighted average common
 stock outstanding                                               10,000           10,000            10,000           10,000
                                                                =======         ========          ========        =========



            See Notes to Condensed Consolidated Financial Statements.



                                        Salant Corporation and Subsidiaries
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (Unaudited)
                                              (Amounts in thousands)


                                                                 Three Months Ended                  Six Months Ended
                                                                 July 3,          July 4,           July 3,           July 4,
                                                                   1999             1998              1999             1998
                                                               --------        ---------           -------         --------


Net income/(loss)                                              $ 22,141          $(3,568)         $ 16,370          $(6,865)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                            22               27                58               30
                                                               --------         --------          --------         --------

Comprehensive income/(loss)                                    $ 22,163         $ (3,541)         $ 16,428         $ (6,835)
                                                               ========         ========          ========         ========






































            See Notes to Condensed Consolidated Financial Statements.




                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                      July 3,              January 2,              July 4,
                                                                        1999                  1999                  1998
                                                                    (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                           $    19,551           $    1,222            $    1,138
 Accounts receivable, net                                                 21,941               38,359                36,696
 Inventories (Note 3)                                                     41,617               69,590                87,028
 Prepaid expenses and other current assets                                 5,113                5,266                 8,529
 Assets held for sale (Note 2)                                             1,173               28,400                    --
 Net assets of discontinued operations                                        --                6,860                23,355
                                                                      ----------           ----------            ----------

Total current assets                                                      89,395              149,697               156,746

Property, plant and equipment, net                                        13,127               12,371                26,081
Other assets                                                              13,734               14,061                55,911
                                                                      ----------           ----------            ----------

Total assets                                                          $  116,256           $  176,129            $  238,738
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                            $   --           $   38,496            $   52,176
 Accounts payable                                                          9,795                2,831                21,231
 Chapter 11 liabilities (Note 2)                                           6,310              143,807                    --
 Accrued liabilities                                                      11,129               14,344                18,775
 Current portion of long term debt                                            --                   --               104,879
 Reserve for business restructuring (Note 5)                               4,608                3,551                   869
                                                                        --------           ----------            ----------

Total current liabilities                                                 31,842              203,029               197,930

Deferred liabilities                                                       3,895                4,010                 5,340

Shareholders' equity/(deficiency):
Common stock - old (Note 2)                                                   --               15,405                15,405
Common stock - new (Note 2)                                               10,000                   --                    --
Additional paid-in capital                                               206,041              107,249               107,249
Deficit                                                                 (131,527)            (147,897)              (82,100)
Accumulated other comprehensive income (Note 4)                           (3,995)              (4,053)               (3,472)
Less - treasury stock, at cost                                                --               (1,614)               (1,614)
                                                                       ---------           ----------            ----------

Total shareholders' equity/(deficiency)                                   80,519              (30,910)               35,468
                                                                      ----------           ----------            ----------

Total liabilities and shareholders'
 equity/(deficiency)                                                  $  116,256           $  176,129            $  238,738
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



            See Notes to Condensed Consolidated Financial Statements.




                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                       July 3,               July 4,
                                                                                       1999    1998
Cash Flows from Operating Activities:
Loss from continuing operations                                                     $  (6,378)             $ (2,884)
Adjustments to reconcile loss from continuing
 operations to net cash provided by/(used in)
 operating activities:
   Depreciation                                                                         2,521                 3,783
   Amortization of intangibles                                                            259                   940
Change in operating assets and liabilities
   Accounts receivable                                                                 16,418                 2,940
   Inventories                                                                         27,973                (2,250)
   Prepaid expenses and other current assets                                              198                (4,995)
   Accounts payable                                                                     6,964                (2,659)
   Accrued liabilities and reserve for
    business restructuring                                                             (2,242)                1,316
   Liabilities subject to compromise                                                  (17,915)                   --
   Deferred liabilities                                                                  (115)                  (42)
                                                                                    ----------                -----

Net cash provided by/(used in) continuing
   operating activities                                                                27,683                (3,851)
Cash provided by/(used in) discontinued operations                                      5,110                (9,846)
                                                                                    ---------              --------
Net cash provided by/(used in) operations                                              32,793               (13,697)
                                                                                    ---------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (2,112)               (5,389)
Proceeds from the sale of assets                                                       27,227                    --
Store fixture expenditures                                                             (1,141)                 (375)
                                                                                    ----------               ------

Net cash provided by/(used in) investing activities                                    23,974                (5,764)
                                                                                    ---------              --------

Cash Flows from Financing Activities:
Net short-term loans (payments)/borrowings                                            (38,496)               18,376
Other, net                                                                                 58                    30
                                                                                     --------              --------

Net cash (used in)/provided by financing activities                                   (38,438)               18,406
                                                                                    ----------             --------

Net increase/(decrease) in cash and cash equivalents                                   18,329                (1,055)

Cash and cash equivalents - beginning of year                                           1,222                 2,193
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $ 19,551              $  1,138
                                                                                     ========              ========



            See Notes to Condensed Consolidated Financial Statements.



                                        Salant Corporation and Subsidiaries
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                       July 3,               July 4,
                                                                                       1999    1998

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $    991              $  2,522
    Income taxes                                                                           60                   144

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                                              104,879                    --
    Common Stock issued for pre-petition interest                                      14,703                    --
    Common Stock issued for post-petition interest                                        121                    --







































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

The Company's principal business is the designing, manufacturing, importing and marketing of men's apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States and Canada.

The results of operations for the three and six months ended July 3, 1999 and July 4, 1998 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 2, 1999.

Note 2.  Financial Restructuring

On December 29, 1998 (the "Filing Date") Salant filed a petition under chapter 11 of title 11 of the United States Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to implement a restructuring of its 10-1/2 % Senior Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its Plan of Reorganization (as amended the "Plan") with the Bankruptcy Court in order to implement its restructuring. Salant's major note and equity holders supported the Plan. On April 16, 1999, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date").

As of the Filing Date Salant had $143,807 of Chapter 11 liabilities, consisting of $104,879 of Senior Notes, $14,703 in Senior Note interest and $24,225 of unsecured pre-bankruptcy claims, in addition to loans payable to The CIT Group/Commercial Credit Services, Inc. (CIT). In addition, during the fourth quarter of 1998, Salant accrued estimated fees of $3.2 million for the administration of the chapter 11 proceedings. During the first half of 1999, the Company paid certain liabilities that were supported by letters of credit and other liabilities that were approved by the Bankruptcy Court in order to effectuate the sale of non-Perry Ellis assets. As of July 3, 1999, the Company had $6.3 million of liabilities subject to compromise. The balance consists primarily of items in which the scheduled amount and the claim amount are not in agreement. The Company is currently in the process of reconciling these amounts.

Salant obtained an $85 million debtor-in-possession facility (the "DIP Facility") from its existing working capital lender, CIT, during the chapter 11 case. On May 11, 1999, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998, which replaced the CIT DIP Facility.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of a $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, Salant granted to CIT and a syndicate of lenders to be arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The Credit Agreement has an initial term of three years.

The Credit Agreement also provided, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses / minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at July 3, 1999.

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

Pursuant to the Plan, on the Effective Date, all of Salant's then existing common stock ("Old Common Stock"), $1.00 par value per share was cancelled. In accordance with the Plan, 10,000,000 shares of new common stock, $1.00 par value per share (the "New Common Stock"), were issued by Salant as follows: (i) 9,500,000 shares of the New Common Stock were distributed to the holders (the "Noteholders") of Salant's Senior Notes, in full satisfaction of all of the outstanding principal amount, plus all accrued and unpaid interest on the Senior Notes and (ii) 500,000 shares of the New Common Stock were distributed to the holders of Salant's Old Common Stock, in full satisfaction of any and all interests of such holder in Salant.

Accordingly, under the Plan, as of the Effective Date, Salant's stockholders immediately prior to the Effective Date, who at that time owned 100% of the outstanding Old Common Stock of Salant, received, in the aggregate, 5% of the issued and outstanding shares of New Common Stock, subject to dilution, and the Noteholders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution. The Company reserved 1,111,111 shares (10% of the outstanding shares) of New Common Stock for the Stock Award and Incentive Plan. The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of New Common Stock, $1.00 par value per share and (ii) 5,000,000 shares of Preferred Stock, $2.00 par value per share (the "Preferred Stock"). No Preferred Stock was issued in connection with the Plan.

The newly restructured Salant intends to focus primarily on its Perry Ellis men's apparel business and, as a result, is exiting its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. In the first quarter of 1999, the Company sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in the dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. The Company received $27 million for the sale of trademarks, licenses and equipment in the first quarter of 1999. In the second quarter of 1999, Salant sold the inventory related to the Manhattan and John Henry dress shirt businesses and closed its private label denim facilities. In the first quarter of 1999, Salant also sold its Children's Group, the proceeds of which related primarily to the sale of inventory. Assets held for sale at July 3, 1999 at a net realizable value of $1.2 million, consists primarily of property, plant and equipment, related to the businesses that were exited by the Company. The Company anticipates that these assets will be sold or disposed of prior to the end of 1999. As a result of the above, Salant will now report its business operations as a single segment.


Note 3.  Inventories
                                                       July 3,                January 2,                   July 4,
                                                          1999                      1999                      1998

Finished goods                                        $ 22,790                  $ 42,022                  $ 52,392
Work-in-Process                                          9,418                    17,225                    17,826
Raw materials and supplies                               9,409                    10,343                    16,810
                                                      --------                 ---------                 ---------
                                                       $41,617                  $ 69,590                  $ 87,028
                                                       =======                  ========                  ========

Note 4. Accumulated Other Comprehensive Income

                                                             Foreign Currency   Minimum Pension    Accumulated Other
                                                               Translation        Liability         Comprehensive
                                                               Adjustments        Adjustment            Income
1999
Beginning of year balance                                         $(197)          $(3,856)              $(4,053)
Six months ended July 3, 1999 change                                 58                --                    58
                                                                  ------          --------              --------
End of quarter balance                                            $(139)          $(3,856)              $(3,995)
                                                                  ======          ========              ========

1998
Beginning of year balance                                            $6          $(3,508)               $(3,502)
Six months ended July 4, 1998 change                                 30               --                     30
                                                                  ------         --------               --------

End of quarter balance                                               $36          $(3,508)              $(3,472)
                                                                  ======          ========              ========

Note 5.  Division Restructuring Costs

In the first quarter of 1999, the Company recorded restructuring provisions of $4,039, primarily for severance costs related to the sale of the John Henry and Manhattan businesses and the closing of the Company's denim facilities.

As of July 3, 1999, $4,608 remained in the restructuring reserve, primarily related to future minimum lease payments and severance costs for the discontinued businesses. It is anticipated that these expenditures will be completed by the first quarter of 2000.

Note 6.  Discontinued Operations

In the first quarter of 1999, an additional provision of $1,955 was recorded to account for additional costs incurred in the closing of the Children's Group manufacturing and distribution facilities. The net assets of discontinued operations decreased to a net liability of $205 (included in accrued liabilities) due primarily to the sale and disposal of inventory and the collection of accounts receivable. Net sales of discontinued operations in the first half of 1999 and 1998 were $5,708 and $13,036, respectively.

Note 7.  Extraordinary Gain

In the second quarter of 1999, the Company recorded an extraordinary gain of $24,703 related to the conversion of the Senior Notes and the related unpaid interest into equity, as described in Note 2. Pursuant to the Plan, the Noteholders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution, in full satisfaction of all of the outstanding principal amount ($104,879), plus all accrued and unpaid interest ($14,824) on the Senior Notes, 9,500,000 shares of the New Common Stock, was distributed to the holders of Salant's Senior Notes.

Note 8.  Income/(Loss) Per Share

Pro forma basic income/(loss) per share is based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as options have not been issued on the New Common Stock.

The following is a comparison of basic and diluted income/(loss) per share using the historical shares outstanding. Common stock equivalents are not considered for the Old Common Stock, as the options were cancelled or anti-dilutive. Such computation does not give retroactive effect to the issuance of the New Common Stock.

                                                     Three Months Ended                 Six Months Ended
                                                       July 3,          July 4,          July 3,        July 4,
                                                        1999            1998              1999           1998
                                                       -----            ----              ----           ----

Basic and diluted income/(loss) per share:
   From continuing operations                           ($0.21)       ($0.08)             ($0.47)       ($0.19)
   From discontinued operations                             --         (0.16)              (0.14)        (0.26)
   From extraordinary gain                                2.03            --                1.81            --
                                                      --------    ----------            --------    ----------

Basic and diluted income/(loss) per share                $1.82        ($0.24)              $1.20        ($0.45)
                                                       =======       ========            =======       ========

Weighted average common stock outstanding               12,150        15,170              13,677        15,170
                                                        ======        ======              ======        ======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Second Quarter of 1999 Compared with Second Quarter of 1998

Net Sales

Net sales decreased by $7.6 million, or 10.9%, from $69.4 million in the second quarter of 1998 to $61.8 million in the second quarter of 1999. This decrease primarily resulted from a reduction of $9.2 million in sales for the non-Perry Ellis businesses that were being sold or closed. Perry Ellis products experienced a net increase of $1.7 million for the second quarter of 1999 as compared to the second quarter of 1998. The decrease in sales of Perry Ellis dress shirts, due to softness in the dress shirt market, was offset by the continuing success at retail of the other Perry Ellis products.

Gross Profit

The gross profit percentage decreased from 24.0% to 15.8% in the second quarter of 1999, as compared to the second quarter of 1998. The gross profit decrease of 8.2% was primarily attributable to the sale and disposal of the Company's non-Perry Ellis inventories for businesses the Company has liquidated or sold, resulting in 27.9% lower margins on those sales. The Perry Ellis business generated a gross profit of 27.1% in the second quarter of 1999, as compared to 28.4% in the second quarter of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 decreased to $13.0 million (21.1% of net sales) from $15.5 million (22.4% of net sales) for the second quarter of 1998. The decrease in SG&A expenses was primarily a result of the elimination of personnel and overhead costs related to the sale and closure of businesses that have been discontinued.

Income/(Loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest, taxes and extraordinary gain decreased from $2.3 million in the second quarter of 1998 to a loss of $2.6 million for the second quarter of 1999. The decrease of $4.9 million is due primarily to the decrease in sales and the loss of margin on the close-out and disposal of non-Perry Ellis inventories.

Interest Income / Expense, Net

Net interest income was $34 thousand for the second quarter of 1999 compared with interest expense of $3.5 million for the second quarter of 1998. The decrease in interest expense resulted from the discontinuance of interest accrued on the Senior Notes and interest income from the cash generated through the sale of the John Henry and Manhattan businesses.

Discontinued Operations

In the first quarter of 1999, the Company reserved for losses related to the phase out period and the closing of the Children's Group. The $2.5 million loss in the prior year was due to the loss from operations of the Children's Group.

Extraordinary Gain

An extraordinary gain of $24.7 million was recorded due to the exchange of the Senior Notes of $104.9 million and the interest payable of $14.8 million for 9.5 million shares of the Company's New Common Stock.

Net Income / Loss

In the second quarter of 1999, the Company reported net income of $22.1 million, or $2.21 per share, as compared to a net loss of $3.6 million, or $.36 per share, in the second quarter of 1998.

Earnings/(Loss)  Before  Interest,   Taxes,   Depreciation,   Amortization,
Restructuring Charges, Discontinued Operations and Extraordinary Gain

Loss before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $1.1 million (1.8% of net sales) in the second quarter of 1999, compared to income of $4.7 million (6.8% of net sales) in the second quarter of 1998, a decrease of $5.8 million. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1999 Compared with Year to Date 1998

Net Sales

Net sales decreased by $5.9 million, or 4.0%, from $146.3 million in the first half of 1998 to $140.4 million in the first half of 1999. This decrease primarily resulted from a decrease of $13.3 million related to the sale and disposal of the non-Perry Ellis businesses. Sales of Perry Ellis products experienced an increase of $7.4 million over the first half of last year. Perry Ellis dress shirts experienced a decrease in sales for the first half of 1999, due to softness in the dress shirt market, which was offset by the continuing success at retail of the other Perry Ellis products. Gross Profit

The gross profit percentage decreased from 22.3% in the first half of 1998 to 18.9% for the first half of 1999. The decrease of 3.4% was due primarily to the gross profit of non-Perry Ellis products dropping by 16.7% due to lower margins on the inventory sales of businesses the Company has liquidated or sold. The Perry Ellis business had an increase in gross profit percentage from 26.6% in first half of 1998 to 27.4% in the first half of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first half of 1999 decreased to $29.8 million (21.2% of net sales) from $30.7 million (21.0% of net sales) for the first half of 1998. The reduction of SG&A expenses was due to the cost savings related to the elimination of overhead and personnel costs associated with the sale and disposal of the non-Perry Ellis businesses.

Provision for / Reversal of Division Restructuring Costs

In the first half of 1999, the Company recorded a restructuring provision of $4.0 million. The provision was primarily for severance costs related to the sale of the John Henry and Manhattan businesses and its exit from the private label denim jeans business, in order for the Company to focus primarily on the Perry Ellis men's apparel business.

Income/(Loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Loss from continuing operations before interest and taxes and extraordinary gain was $2.9 million for the first half of 1998 as compared to a loss of $6.4 million for the first half of 1999. The decrease of $3.5 million is due primarily to the loss of margin on the close out of inventory from the business that will no longer continue as part of the ongoing operations of the Company.

Interest Income / Expense, Net

Net interest expense was $0.8 million for the first half of 1999 compared with interest expense of $6.9 million for the first half of 1998. The decrease in interest expense resulted from the discontinuance of interest accrued on the Senior Notes and interest income from the cash generated through the sale of the John Henry and Manhattan businesses.

Discontinued Operations

In the first half of 1999, the Company recorded an additional provision of $2.0 million for expected losses during the phase out period of the Children's Group. The additional amount was required due to additional costs of phasing out the Children's Group's production and distribution facilities. The $4.0 million loss in the prior year was due to the loss from operations of the Children's Group.

Extraordinary Gain

An extraordinary gain of $24.7 million was recorded due to the exchange of the Senior Notes of $104.9 million and the interest payable of $14.8 million for 9.5 million shares of the Company's New Common Stock.

Net Loss

In the first half of 1999, the Company reported net income of $16.4 million, or $1.63 per share, as compared with a net loss of $6.9 million, or $.69 per share, in the first half of 1998.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $1.3 million (0.9% of net sales) in the first half of 1999, compared to $8.6 million (5.9% of net sales) in the first half of 1998, a decrease of $7.3 million, or 85.2%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

Upon commencement of the Chapter 11 Case, Salant filed a motion seeking the authority of the Bankruptcy Court to enter into a revolving credit facility with CIT pursuant to and in accordance with the terms of the Ratification and Amendment Agreement, dated as of December 29, 1998 (the "Amendment") which, together with related documents are referred to as the CIT DIP Facility, effective as of the Filing Date, which would replace the Company's existing working capital facility under the Credit Agreement. On December 29, 1998, the Bankruptcy Court approved the CIT DIP Facility on an interim basis and on January 19, 1999 approved the CIT DIP Facility on a final basis.

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

On May 11, 1999, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998, which replaced the CIT DIP Facility described above.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of a $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, Salant granted to CIT and a syndicate of lenders to be arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The Credit Agreement has an initial term of three years.

The Credit Agreement also provided, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses / minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at July 3, 1999.

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

On July 3, 1999, direct borrowings and letters of credit outstanding under the Credit Agreement were $30.0 million, all of which related to letters of credit, and the Company had unused availability of $19.2 million. On July 4, 1998, direct borrowings and letters of credit outstanding were $52.2 million and $22.1 million, respectively, and the Company had unused availability of $10.1 million. During the first half of 1999, the maximum amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $66.9 million and the maximum amount for the first half of 1998 was $84.6 million.

The Company's cash provided by operating activities in the first half of 1999 was $32.8 million, which primarily reflects the decrease in inventory of $28.0 million, a decrease in accounts receivable of $16.4 million, an increase in accounts payable of $7.0 million and an increase in cash provided by discontinued operations of $5.1 million offset by (i) a decrease in liabilities subject to compromise of $17.9 million, and (ii) a decrease in accrued liabilities and reserve for business restructuring of $2.2.

Cash provided by investing activities in the first half of 1999 was $24.0 million, of which $27 million was from the payment for the assets sold relating to the John Henry and Manhattan trademarks and licenses. Also in the first half of 1999, the Company used $2.1 million for capital expenditures and $1.1 million for the installation of store fixtures in department stores. During fiscal 1999, the Company plans to spend approximately $7.5 million for capital expenditures and for the installation of store fixtures in department stores.

Cash used in financing activities in the first half of 1999 was $38.4 million, attributable to payments of $38.5 million on the short-term borrowings.

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

Apparel Industry Cycles and other Economic Factors. The apparel industry historically has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A decline in the general economy or uncertainties regarding future economic prospects may affect consumer-spending habits, which, in turn, could have a material adverse effect on the Company's results of operations and financial condition.

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

Foreign  Operations.  The Company's  foreign sourcing  operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's Asian operations may be higher in 1999 than has historically been the case, due to the fact that financial markets in East and Southeast Asia have recently experienced and continue to experience difficult conditions, including a currency crisis. As a result of recent economic volatility, the currencies of many countries in this region have lost value relative to the U.S. dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of this crisis, its operations in the region are subject to an increased level of economic instability. The impact of these events on the Company's business, and in particular its sources of supply and royalty income cannot be determined at this time.

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

Year 2000 Compliance. The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. The Company has completed its assessment of date critical non-IS and has determined that they are year 2000 compliant. As of November 17, 1998, the Company has completed the implementation of new financial systems that are year 2000 compliant ("Y2K"). In addition, the Company has completed all testing of software modifications to correct the Y2K problems on certain existing software programs, including its primary enterprise systems (the "AMS System") at a total cost of $3.5 million. All business units that were using software that was not Y2K compliant were converted to the modified software by the end of the second quarter of 1999, at a cost of $500 thousand. The Company has also identified certain third party hardware and software that is not Y2K compliant. The Company expects that these systems will be converted by the end of the third quarter 1999 to systems that will be Y2K compliant at an estimated cost of $1.0 million. The funding for these activities has or will come from internally generated cash flow and/or borrowings under the Company's working capital facility. If, however, the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company. To ensure business continuity, the Company began surveying its suppliers of key goods and services in 1998 for Y2K compliance. The Company continues to follow-up with its key business partners on a global basis to obtain responses to its inquiries. Based on responses received to date, management performed a risk assessment in the second quarter of 1999 and is in the process of developing necessary contingency plans in the third quarter of 1999. The Company has engaged an outside consultant to compare its plans and actions in preparation for Y2K and identify areas where the Company may want to take additional steps to minimize Y2K related impact on its business.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company has been a defendant in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. vs. Salant Corp. et al., Case No 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action"). The plaintiffs in the Rodriguez-Olvera Action asserted personal injury, wrongful death, and survival claims arising out of a bus accident that occurred on June 23, 1997. A bus registered in Mexico, owned by the Company's subsidiary Maquiladora Sur, S.A. de C.V. ("Maquiladora"), a Mexican corporation (and driven by a Mexican citizen and resident employed by Maquiladora), carrying Mexican workers from their homes in Mexico to their jobs at Maquiladora, overturned and caught fire in Mexico. Fourteen persons were killed in the accident, and twelve others claim injuries as a result of the accident; the Rodriguez-Olvera plaintiffs seek compensation from the Company for those deaths and injuries.

As previously reported, the Rodriguez-Olvera trial court set the Rodriguez-Olvera Action for trial, to begin on July 26, 1999. Trial of the action began on that day, and continued through August 4, 1999. On August 4, 1999, the Rodriguez-Olvera Action was settled by the Company's insurers, for a cash payment of $30.0 million, plus court costs, including ad litem fees (to be divided among the individual Rodriguez-Olvera plaintiffs), which the Company's insurers agreed to pay.

The Company was also a defendant in a related declaratory judgment action, captioned Hartford Fire Insurance Co. v. Salant Corp., Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"), relating to the Company's insurance coverage for the claims that are the subject of the Rodriguez-Olvera Action. In the Hartford Action, the Company's insurers sought a declaratory judgment that the claims asserted in the Rodriguez-Olvera Action are not covered under the policies that the insurers had issued. As previously reported, the Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action, without prejudice to their positions in the Hartford Action. They similarly agreed to pay the Rodriguez-Olvera settlement under a reservation of rights, without prejudice to their rights to claim that this was not a covered loss and stating that any offer should not be taken as a waiver or estoppel of any policy defenses. While the Company continues to believe that it was covered by its insurers for the amounts they agreed to pay on account of the settlement and further believes that there is no basis for the insurers to have recourse back to the Company for the settlement amounts they agreed to pay, the insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of the company's insurers will seek such recourse from the Company of amounts paid under the settlement. Any efforts by any insurer nevertheless to seek such recourse will be vigorously resisted.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

As previously reported, Salant, among other things, filed with the Delaware Secretary of State a Restated and Amended Certificate of Incorporation (the "Certificate of Incorporation"), under which the authorized capital stock of
Salant as of the Effective Date consists of (i) 45,000,000 shares of Common Stock, $1.00 par value per share (the "Common Stock") and (ii) 5,000,000 shares of Preferred Stock,$2.00 par value per share (the "Preferred Stock"). Pursuant to the Plan, Salant distributed to the holders of (i) Salant's 10-1/2% Senior Secured Notes due December 31, 1998 an aggregate of 9,500,000 shares of Common Stock and (ii) Salant's existing common stock an aggregate of 500,000 shares of Common Stock. No Preferred Stock was issued on the Effective Date. Pursuant to the Certificate of Incorporation, Preferred Stock may be issued in one or more series as determined from time to time by Salant's Board of Directors (the "Board") without further approval of the stockholders. Upon issuance of Preferred Stock, the Board will fix the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such Preferred Stock, to the full extent permitted by law. Pursuant to the Certificate of Incorporation, Salant may not create, designate, authorize or cause to be issued any class or series of nonvoting stock.

The Amended and Restated By-laws of Salant, which were adopted by Salant on the Effective Date (the "By-laws"), provide that the holders of shares of Common
Stock are entitled to one vote, in person or by proxy, for each share on all matters submitted to a vote of Salant's stockholders. Except as the General Corporation Law of the State of Delaware (the "General Corporation Law") or the Certificate of Incorporation may otherwise provide, the holders of a majority in voting power of the issued and outstanding shares of capital stock of Salant entitled to vote shall constitute a quorum at a meeting of stockholders for the transaction of any business. Under the By-laws, the stockholders present at a meeting may adjourn the meeting despite the absence of a quorum. When a quorum is once present, it is not broken by the subsequent withdrawal of any stockholder. Under the By-laws, any action required or permitted to be taken by the stockholders of Salant may be effected at a duly called annual or special meeting of such stockholders, setting forth the action so taken. The By-laws provide that special meetings of stockholders may be called by the Board or by stockholders holding together at least 25% in voting power of all the shares of Salant entitled to vote at the meeting. Any action which may be taken at a meeting of the stockholders may be taken by the written consent of the holders of not less than the minimum number of votes that would be necessary to take such action. The initial Board consists of the five persons identified in the Plan. The Board will be divided into three classes; the first class, the second class and the third class. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected;(provided, however,) that the directors designated as members of the first class pursuant to a notice filed with the Bankruptcy Court (the "Notice")shall serve for a term ending upon the election of directors at the first annual meeting next following the end of the calendar year 1999, the directors designated as members of the second class pursuant to the Notice shall serve for a term ending upon the election of directors at the second annual meeting next following the end of the calendar year 1999 and the directors designated as members of the third class pursuant to the Notice shall serve for a term ending upon the election of directors at the third annual meeting next following the end of the calendar year 1999. The Certificate of Incorporation provides that the affirmative vote of the holders of at least two-thirds (or such greater proportion as may other wise be required by any specific provision of the Certificate of Incorporation) of Common Stock entitled to vote generally as to the election of directors is required to amend, repeal or adopt any provision inconsistent with paragraph (b) of Article SIXTH (i.e., shareholder action by written consent), paragraphs (c) and (m) of Article SEVENTH (i.e., election, term and filling of vacancies of members of the Board) and the last sentence of Article NINTH of the Certificate of Incorporation (i.e., amending certain provisions of the Certificate of Incorporation). There is no provision in the Certificate of Incorporation for cumulative voting with respect to the election of directors of Salant. Under the By-laws, subject to the provisions of the General Corporation Law and the Certificate of Incorporation, dividends on the shares of capital stock of Salant may be declared by the Board at any regular or special meeting, and may be paid in cash, in property or in shares of stock of Salant. The shares of Common Stock have no preemptive or conversion rights, redemption rights or sinking fund provisions. The By-laws provide that Salant shall be entitled to hold liable for calls and assessments a person registered on its records as the owner of shares of Common Stock.

The Plan requires that Salant use its reasonable best efforts to cause the Common Stock to be listed on a national securities exchange or the NASDAQ National Market System. On June 1, 1999, Salant filed an application for inclusion of the Common Stock on the NASDAQ National Market System. Salant provided additional information on August 6, 1999 and the application is under consideration by NASDAQ.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the second quarter of 1999, the Company filed a form 8-K dated April 29, 1999 reporting (i) the First Amended Chapter 11 Plan of Reorganization for Salant Corporation, dated February 3, 1999, (ii) the confirmation of the First Amended Chapter 11 Plan of Reorganization of Salant Corporation, dated April 16, 1999, and (iii) the agreement between Salant Corporation and Pension Benefit Guaranty Corporation, dated March 24, 1999.

During the second quarter of 1999, the Company filed a form 8-K dated May 26, 1999 reporting a change in control. Pursuant to the Plan (as amended), as of the Effective Date, all of Salant's then existing Old Common Stock, $1.00 par value per share, was cancelled. Pursuant to the Plan, 10,000,000 shares of New Common Stock, $1.00 par value per share, was issued by Salant as follows: (i) 9,500,000 shares of the New Common Stock were distributed to the holders (the
"Noteholders") of Salant's Senior Notes, in full satisfaction of all of the outstanding principal amount, plus all accrued and unpaid interest on the Senior Notes and (ii) 500,000 shares of the New Common Stock were distributed to the holders of Salant's Old Common Stock, in full satisfaction of any and all interests of such holder in Salant.

Accordingly, under the Plan, as of the Effective Date, Salant's stockholders immediately prior to the Effective Date, who at that time owned 100% of the outstanding common stock of Salant, received, in the aggregate, 5% of the issued and outstanding shares of New Common Stock, subject to dilution, and the Note holders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution.


Exhibits

Number                     Description


27                         Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:     August 16, 1999                          /s/   Awadhesh Sinha
        -------------------                          ---------------------

                                                    Awadhesh Sinha
                                                    Executive Vice President
                                                    And Chief Financial Officer