Form 10-Q
period 1999-10-02
SALANT CORP
filed 1999-11-16
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 2,
                                     1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of November 10, 1999, there were outstanding 10,000,000 shares of the Common Stock of the registrant.

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

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION



SIGNATURE

                                                              4
                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                           October 2,      October 3,        October 2,
October 3,
                                                                   1999             1998              1999             1998
                                                               --------         --------          --------         ---------


Net sales                                                      $ 57,297         $ 80,344          $197,699         $226,651
Cost of goods sold                                               43,186           59,483           156,987          173,158
                                                                -------         --------          --------         --------

Gross profit                                                     14,111           20,861            40,712           53,493

Selling, general and
 administrative expenses                                        (12,000)         (16,678)          (41,766)         (47,358)
Royalty income                                                      193            1,097             1,687            3,774
Goodwill amortization                                              (130)            (470)             (389)          (1,411)
(Provision for)/Reversal of division
 restructuring costs (Note 5)                                        --               --            (4,039)             158
Other income                                                         41                4               463              172
                                                               --------        ---------          --------         --------

Income/(loss) from continuing operations
 before interest, income taxes and
 extraordinary gain                                               2,215            4,814            (3,332)           8,828

Interest (income)/expense, net                                     (174)           3,580               597           10,505
                                                                --------        --------            ------        ---------

Income/(loss) from continuing operations
 before income taxes and extraordinary
 gain                                                             2,389            1,234            (3,929)          (1,677)

Income taxes                                                         18               46                77               20
                                                                -------         --------           -------         --------

Income/(loss)from continuing operations
 before extraordinary gain                                        2,371            1,188            (4,006)          (1,697)

Discontinued operations (Note 6):
     Income/(loss)from discontinued
    operations                                                       --              902            (1,955)          (3,079)
Extraordinary gain (Note 7)                                          --               --            24,703               --
                                                                -------          -------           -------          -------

Net income/(loss)                                              $  2,371          $ 2,090           $18,742         $ (4,776)
                                                               ========          =======           =======         ========

Pro forma basic and diluted income/(loss) per share (Note 8):
   From continuing operations                                   $ 0.24           $   .12            $(0.40)        $   (0.17)
   From discontinued operations                                      --              .09             (0.20)            (0.31)
   From extraordinary gain                                           --               --              2.47               --
                                                                -------           ------           -------          -------

Pro forma basic and diluted income/(loss)
 per share                                                      $   .24             .21               1.87          $  (0.48)
                                                                =======         =======            =======          ========

Pro forma weighted average common
 stock outstanding                                               10,000           10,000            10,000           10,000
                                                                =======         ========          ========        =========



            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)


                                                                 Three Months Ended                  Nine Months Ended
                                                              October 2,       October 3,        October 2,        October 3,
                                                                   1999             1998              1999             1998
                                                               --------        ---------           -------         --------


Net income/(loss)                                              $  2,371         $  2,090          $ 18,742          $(4,776)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                            --             (292)               58             (262)
                                                               --------         --------          --------         --------

Comprehensive income/(loss)                                    $  2,371         $  1,798          $ 18,800         $ (5,038)
                                                               ========         ========          ========         ========






































            See Notes to Condensed Consolidated Financial Statements.

                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                     October 2,            January 2,            October 3,
                                                                        1999                  1999                  1998
                                                                    (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                           $    10,276           $    1,222            $    1,931
 Accounts receivable, net                                                 35,689               38,359                57,429
 Inventories (Note 3)                                                     37,544               69,590                87,949
 Prepaid expenses and other current assets                                 4,205                5,266                 9,244
 Assets held for sale (Note 2)                                               122               28,400                    --
 Net assets of discontinued operations                                        --                6,860                27,114
                                                                      ----------           ----------            ----------

Total current assets                                                      87,836              149,697               183,667

Property, plant and equipment, net                                        13,640               12,371                27,527
Other assets                                                              13,713               14,061                55,176
                                                                      ----------           ----------            ----------

Total assets                                                          $  115,189           $  176,129            $  266,370
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                            $  630           $   38,496            $   76,277
 Accounts payable                                                          7,542                2,831                19,105
 Chapter 11 liabilities (Note 2)                                           4,271              143,807                    --
 Accrued liabilities                                                      12,284               14,344                22,000
 Current portion of long term debt                                            --                   --               104,879
 Reserve for business restructuring (Note 5)                               3,677                3,551                 1,495
                                                                        --------           ----------          ------------

Total current liabilities                                                 28,404              203,029               223,756

Deferred liabilities                                                       3,895                4,010                 5,351

Shareholders' equity/(deficiency):
Common stock - old (Note 2)                                                   --               15,405                15,405
Common stock - new (Note 2)                                               10,000                   --                    --
Additional paid-in capital                                               206,041              107,249               107,249
Deficit                                                                 (129,156)            (147,897)              (80,013)
Accumulated other comprehensive income (Note 4)                           (3,995)              (4,053)               (3,764)
Less - treasury stock, at cost                                                --               (1,614)               (1,614)
                                                                       ---------           ----------            ----------

Total shareholders' equity/(deficiency)                                   82,890              (30,910)               37,263
                                                                      ----------           ----------            ----------

Total liabilities and shareholders'
 equity/(deficiency)                                                  $  115,189           $  176,129            $  266,370
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



            See Notes to Condensed Consolidated Financial Statements.

                                                         1

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                    October 2,            October 3,
                                                                                       1999    1998
Cash Flows from Operating Activities:
Loss from continuing operations                                                     $  (4,006)             $ (1,697)
Adjustments to reconcile loss from continuing
 operations to net cash provided by/(used in)
 operating activities:
   Depreciation                                                                         3,648                 5,543
   Amortization of intangibles                                                            389                 1,411
Change in operating assets and liabilities
   Accounts receivable                                                                  2,670               (17,794)
   Inventories                                                                         32,046                (3,172)
   Prepaid expenses and other current assets                                            1,061                (5,708)
   Accounts payable                                                                     4,711                (4,784)
   Accrued liabilities and reserve for
    business restructuring                                                             (1,813)                5,166
   Chapter 11 liabilities                                                             (19,954)                   --
   Deferred liabilities                                                                  (115)                  (31)
                                                                                    ---------                 -----

Net cash provided by/(used in) continuing
   operating activities                                                                18,637               (21,066)
Cash provided by/(used in) discontinued operations                                      4,905               (12,704)
                                                                                    ---------             ---------
Net cash provided by/(used in) operations                                              23,542               (33,770)
                                                                                    ---------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (3,219)               (7,865)
Proceeds from the sale of assets                                                       28,278                    --
Store fixture expenditures                                                             (1,739)                 (839)
                                                                                    ---------                ------

Net cash provided by/(used in) investing activities                                    23,320                (8,704)
                                                                                    ---------              --------

Cash Flows from Financing Activities:
Net short-term loans (payments)/borrowings                                            (37,866)               42,477
Other, net                                                                                 58                  (265)
                                                                                     --------              --------

Net cash (used in)/provided by financing activities                                   (37,808)               42,212
                                                                                    ---------              --------

Net increase/(decrease) in cash and cash equivalents                                    9,054                  (262)

Cash and cash equivalents - beginning of year                                           1,222                 2,193
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $ 10,276              $  1,931
                                                                                     ========              ========



            See Notes to Condensed Consolidated Financial Statements.



                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                    October 2,            October 3,
                                                                                       1999    1998

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                       $    1,031              $  2,522
    Income taxes                                                                           77                   144

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                                              104,879                    --
    Common Stock issued for pre-petition interest                                      14,703                    --
    Common Stock issued for post-petition interest                                        121                    --






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

The Company's principal business is the designing, manufacturing, importing and marketing of men's apparel. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and Company owned retail outlet stores, throughout the United States and Canada.

The results of operations for the three and nine months ended October 2, 1999 and October 3, 1998 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders for the year ended January 2, 1999.

Note 2.  Financial Restructuring

On December 29, 1998 (the "Filing Date"), Salant filed a petition under chapter 11 of title 11 of the United States Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to implement a restructuring of its 10-1/2 % Senior Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its Plan of Reorganization (as amended the "Plan") with the Bankruptcy Court in order to implement its restructuring. Salant's major note and equity holders supported the Plan. On April 16, 1999, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date").

As of the Filing Date, Salant had $143,807 of chapter 11 liabilities, consisting of $104,879 of Senior Notes, $14,703 in Senior Note interest and $24,225 of unsecured pre-bankruptcy claims, in addition to loans payable to The CIT Group/Commercial Credit Services, Inc. (CIT). In addition, during the fourth quarter of 1998, Salant accrued estimated fees of $3.2 million for the administration of the chapter 11 proceedings. During the first nine months of 1999, the Company paid certain liabilities that were supported by letters of credit and other liabilities that were approved by the Bankruptcy Court in order to effectuate the sale of non-Perry Ellis assets. As of October 2, 1999 the Company had $4,271 of chapter 11 liabilities. The balance consists primarily of items in which the scheduled amount and the claim amount are not in agreement. The Company is currently in the process of reconciling these amounts.

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

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of a $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, Salant granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The Credit Agreement has an initial term of three years.

The Credit Agreement also provides, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses / minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at October 2, 1999.

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

Pursuant to the Plan, on the Effective Date, all of Salant's then existing common stock ("Old Common Stock"), $1.00 par value per share, was cancelled. In accordance with the Plan, 10,000,000 shares of new common stock, $1.00 par value per share (the "New Common Stock"), were issued by Salant as follows: (i) 9,500,000 shares of the New Common Stock were distributed to the holders (the "Noteholders") of Salant's Senior Notes, in full satisfaction of all of the outstanding principal amount, plus all accrued and unpaid interest on the Senior Notes and (ii) 500,000 shares of the New Common Stock were distributed to the holders of Salant's Old Common Stock, in full satisfaction of any and all interests of such holder in Salant.

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

The newly restructured Salant intends to focus primarily on its Perry Ellis men's apparel business and, as a result, is exiting its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. In the first quarter of 1999, the Company sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in the dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. The Company received $27 million for the sale of trademarks, licenses and equipment in the first quarter of 1999. In the second quarter of 1999, Salant sold the inventory related to the Manhattan and John Henry dress shirt businesses and closed its private label denim facilities. In the first quarter of 1999, Salant also sold its Children's Group, the proceeds of which related primarily to the sale of inventory. Assets held for sale at October 2, 1999 at a net realizable value of $122, consists primarily of property related to the businesses that were exited by the Company. As a result of the above, Salant will now report its business operations as a single segment.

Note 3.  Inventories

                                                    October 2,                January 2,                October 3,
                                                          1999                      1999                      1998

Finished goods                                        $ 22,756                  $ 42,022                  $ 57,620
Work-in-Process                                          8,373                    17,225                    16,206
Raw materials and supplies                               6,415                    10,343                    14,123
                                                      --------                 ---------                 ---------
                                                       $37,544                  $ 69,590                  $ 87,949
                                                       =======                  ========                  ========

Note 4. Accumulated Other Comprehensive Income

                                                            Foreign            Minimum          Accumulated
                                                           Currency            Pension             Other
                                                          Translation         Liability        Comprehensive
                                                          Adjustment           Income           Adjustment
1999
Beginning of year balance                                       $(197)          $(3,856)           $(4,053)
Nine months ended October 2, 1999
    Change                                                         58                --                 58
                                                              -------       -----------         ----------
End of quarter balance                                          $(139)          $(3,856)           $(3,995)
                                                                =====           =======            =======

1998
Beginning of year balance                                     $     6           $(3,508)           $(3,502)
Nine months ended October 3, 1998
    Change                                                       (262)               --               (262)
                                                               ------       -----------          ---------
End of quarter balance                                          $(256)          $(3,508)           $(3,764)

                                                                =====           =======            =======

Note 5.  Division Restructuring Costs

In the first quarter of 1999, the Company recorded restructuring provisions of $4,039, primarily for severance costs related to the sale of the John Henry and Manhattan businesses and the closing of the Company's denim facilities.

As of October 2, 1999, $3,677 remained in the restructuring reserve, primarily related to future minimum lease payments and severance costs for the discontinued businesses. It is anticipated that these expenditures will be substantially completed by the first quarter of 2000.


Note 6.  Discontinued Operations

In the first quarter of 1999, an additional provision of $1,955 was recorded to account for additional costs incurred in the closing of the Children's Group manufacturing and distribution facilities. The net assets of discontinued operations decreased to a net liability of $536 (included in accrued liabilities) due primarily to the sale and disposal of inventory and the collection of accounts receivable. Net sales of discontinued operations in the first nine months of 1999 and 1998 were $5,574 and $32,407, respectively.


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

Note 8.  Income/(Loss) Per Share

Pro forma basic income/(loss) per share is based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as the options for the New Common Stock are anti-dilutive.

The following is a comparison of basic and diluted income/(loss) per share using the historical shares outstanding. Common stock equivalents are not considered for the Old Common Stock, as the options were cancelled or anti-dilutive. Such computation does not give retroactive effect to the issuance of the New Common Stock.



                                                     Three Months Ended                 Nine Months Ended
                                                      October 2,    October 3,           October 2,   October 3,
                                                        1999            1998              1999           1998
                                                       -----            ----              ----           ----

Basic and diluted income/(loss) per share:
   From continuing operations                            $0.24        ($0.08)             ($0.32)       ($0.11)
   From discontinued operations                             --         (0.06)              (0.16)        (0.20)
   From extraordinary gain                                  --            --                1.98            --
                                                     ---------    ----------            --------    ----------

Basic and diluted income/(loss) per share               $  .24        ($0.14)              $1.50        ($0.31)
                                                      ========       ========            =======       ========

Weighted average common stock outstanding                10,000       15,170              12,469        15,170
                                                         ======       ======              ======        ======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Third Quarter of 1999 Compared with Third Quarter of 1998

Net Sales

Net sales decreased by $23.0 million, or 28.7%, from $80.3 million in the third quarter of 1998 to $57.3 million in the third quarter of 1999. This decrease primarily resulted from a reduction of $26.8 million in sales for the non-Perry Ellis businesses that were being sold or closed. Perry Ellis products experienced a net increase of $3.8 million for the third quarter of 1999 as compared to the third quarter of 1998.

Gross Profit

The gross profit percentage decreased from 26.0% to 24.6% in the third quarter of 1999, as compared to the third quarter of 1998. The gross profit decrease of 1.4% was primarily attributable to the reduced recovery for off-price sales of Perry Ellis products and losses on the sale of inventories relating to the businesses that the Company has liquidated or sold.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 decreased to $12.0 million (20.9% of net sales) from $16.7 million (20.8% of net sales) for the third quarter of 1998. The decrease in SG&A expenses was primarily a result of the elimination of personnel and overhead costs related to the sale and closure of businesses that have been discontinued.

Income from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest, taxes and extraordinary gain decreased from $4.8 million in the third quarter of 1998 to $2.2 million for the third quarter of 1999. The decrease of $2.6 million is due primarily to the decrease in sales and the loss of margin on the close-out and disposal of non-Perry Ellis inventories.

Interest Income / Expense, Net

Net interest income was $174 thousand for the third quarter of 1999 compared with interest expense of $3.6 million for the third quarter of 1998. The decrease in interest expense resulted from the elimination of the Senior Notes, a decrease in short term borrowings and interest income from the cash generated through the sale of the John Henry and Manhattan businesses.

Discontinued Operations

In the first quarter of 1999, the Company reserved for losses related to the phase out period and the closing of the Children's Group. The $0.9 million income in the prior year was due to the operations of the Children's Group.

Net Income

In the third quarter of 1999, the Company reported net income of $2.4 million, or $.24 per share, as compared to a net income of $2.1 million, or $.21 per share, in the third quarter of 1998.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $3.5 million (6.1% of net sales) in the third quarter of 1999 as compared to $7.0 million (8.8% of net sales) for the third quarter of 1998. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 1999 Compared with Year to Date 1998

Net Sales

Net sales decreased by $29.0 million, or 12.9%, from $226.7 million in the first nine months of 1998 to $197.7 million in the first nine months of 1999. This decrease primarily resulted from a decrease of $40.2 million related to the sale and disposal of the non-Perry Ellis businesses. Sales of Perry Ellis products experienced an increase of $11.2 million over the first nine months of the prior year.

Gross Profit

The gross profit percentage decreased from 23.6% in the first nine months of 1998 to 20.6% for the first nine months of 1999. The decrease of 3.0% was due primarily to lower gross profit of non-Perry Ellis products due to the inventory sales of businesses the Company has liquidated or sold. The gross profit percentage for the Perry Ellis business remained basically consistent in first nine months of 1999 as compared to the first nine months of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first nine months of 1999 decreased to $41.8 million (21.1% of net sales) from $47.4 million (20.9% of net sales) for the first nine months of 1998. The reduction of SG&A was due to the elimination of overhead and personnel costs associated with the sale and disposal of the non-Perry Ellis businesses.

Provision for / Reversal of Division Restructuring Costs

In the first nine months of 1999, the Company recorded a restructuring provision of $4.0 million. The provision was primarily for severance costs related to the sale of the John Henry and Manhattan businesses and its exit from the private label denim jeans business.



Income / Loss from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest and taxes and extraordinary gain was $8.8 million for the first nine months of 1998 as compared to a loss of $3.3 million for the first nine months of 1999. The decrease of $12.1 million is due primarily to restructuring charges, lower sales along with the loss of margin on the close out of inventory from the businesses that will no longer continue as part of the ongoing operations of the Company.

Interest Income / Expense, Net

Net interest expense was $0.6 million for the first nine months of 1999 compared with interest expense of $10.5 million for the first nine months of 1998. The decrease in interest expense resulted from the elimination of the Senior Notes, decreased short-term borrowings and interest income from the cash generated through the sale of the John Henry and Manhattan businesses.

Discontinued Operations

In the first nine months of 1999, the Company recorded an additional provision of $2.0 million for expected losses during the phase out period of the Children's Group. The additional amount was required due to additional costs of phasing out the Children's Group's production and distribution facilities. The $3.1 million loss in the prior year was due to the loss from operations of the Children's Group.

Extraordinary Gain

An extraordinary gain of $24.7 million was recorded due to the exchange of the Senior Notes of $104.9 million and the interest payable of $14.8 million for 9.5 million shares of the Company's New Common Stock.

Net Income / Loss

In the first nine months of 1999, the Company reported net income of $18.7 million, or $1.87 per share, as compared with a net loss of $4.8 million, or $.48 per share, in the first nine months of 1998.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $4.7 million (2.4% of net sales) in the first nine months of 1999, compared to $15.6 million (6.9% of net sales) in the first nine months of 1998, a decrease of $10.9 million, or 69.9%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

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

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of a $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, Salant granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of Salant. The Credit Agreement has an initial term of three years.

The Credit Agreement also provided, among other things, that (i) Salant will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to Salant in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses / minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at October 2, 1999.

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

On October 2, 1999, direct borrowings and letters of credit outstanding under the Credit Agreement were $0.6 million and $29.1 million, respectively, and the Company had unused availability of $32.4 million. On October 3, 1998, direct borrowings and letters of credit outstanding were $76.3 million and $18.5 million, respectively, and the Company had unused availability of $11.0 million. During the first nine months of 1999, the maximum amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $66.9 million and the maximum amount for the first nine months of 1998 was $100.9 million.

The Company's cash provided by operating activities in the first nine months of 1999 was $23.5 million, which primarily reflects the decrease in inventory of $32.0 million, a decrease in accounts receivable of $2.7 million, an increase in accounts payable of $4.7 million and an increase in cash provided by discontinued operations of $4.9 million offset by (i) a decrease in chapter 11 liabilities of $20.0 million, and (ii) a decrease in accrued liabilities and reserve for business restructuring of $1.8 million.

Cash provided by investing activities in the first nine months of 1999 was $23.3 million, of which $28.3 million was from the payment for the assets sold relating to the John Henry and Manhattan trademarks and licenses. Also in the first nine months of 1999, the Company used $3.2 million for capital expenditures and $1.7 million for the installation of store fixtures in department stores. During fiscal 1999, the Company plans to spend approximately $7.5 million for capital expenditures and for the installation of store fixtures in department stores.

Cash used in financing activities in the first nine months of 1999 was $37.9 million, attributable to payments on short-term borrowings.

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

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail-selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

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

Year 2000 Compliance. The Company has completed an assessment of its information systems ("IS"), including its computer software and hardware, and the impact that the year 2000 will have on such systems and Salant's overall operations. The Company has completed its assessment of date critical non-IS and has determined that they are year 2000 compliant. As of November 17, 1998, the Company has completed the implementation of new financial systems that are year 2000 ("Y2K") compliant. In addition, the Company has completed all testing of software modifications to correct the Y2K problems on certain existing software programs, including its primary enterprise systems (the "AMS System") at a total cost of $3.5 million. All business units that were using software that was not Y2K compliant were converted to the modified software by the end of the second quarter of 1999, at a cost of $500 thousand. The Company also identified certain third party hardware and software that was not Y2K compliant. These systems have been converted to systems that are Y2K compliant at an estimated cost of $1.0 million. The funding for these activities has or will come from internally generated cash flow and/or borrowings under the Company's working capital facility. To ensure business continuity, the Company began surveying its suppliers of key goods and services in 1998 for Y2K compliance. The Company continues to follow-up with its key business partners on a global basis to obtain responses to its inquiries. Based on responses received to date, management performed a risk assessment in the second quarter of 1999 and has developed appropriate contingency plans. The Company engaged an outside consultant to compare its plans and actions in preparation for Y2K to best practices and identify areas where the Company might want to take additional steps to minimize Y2K related impact on its business. Those recommendations have been reviewed, implemented as deemed appropriate by management, and the implementation was monitored by the outside consultant. If unforeseen Y2K issues arise, there could be a material adverse effect on the business, financial condition and results of operations of the Company. Management believes that all reasonable steps have been taken to identify and address Y2K related issues.


PART II - OTHER INFORMATION

NONE

Exhibits

Number                     Description


27                         Financial Data Schedule

                                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALANT CORPORATION



Date:     November 16, 1999                          /s/   Awadhesh Sinha
        -------------------                          ---------------------

                                 Awadhesh Sinha
                             Chief Operating Officer
                                                     And Chief Financial Officer