Form 10-K
period 2000-01-01
SALANT CORP
filed 2000-03-31
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock, par value $1 per share,
                    Trading Over-The-Counter - Bulletin Board

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

Yes X  No __
    -

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No __
    -

         As of March 20, 2000, there were outstanding 9,901,140 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $8,862,478. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation to be filed relating to the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS
PART I

     Item 1.      Business
     Item 2.      Properties
     Item 3.      Legal Proceedings
     Item 4.      Submission of Matters to a Vote of Security Holders

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters
     Item 6.      Selected Consolidated Financial Data
     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
     Item7A.      Quantitative and Qualitative Disclosures about Market Risk
     Item 8.      Financial Statements and Supplementary Data
     Item 9.      Disagreements on Accounting and Financial Disclosure

PART III

     Item 10.     Directors and Executive Officers of the Registrant
     Item 11.     Executive Compensation
     Item 12.     Security Ownership of Certain Beneficial Owners and Management
     Item 13.     Certain Relationships and Related Transactions

PART IV

     Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant" or the "Company"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. The Company designs, manufactures, imports and markets to retailers throughout the United States brand name and private label menswear apparel products. The Company currently sells its products to department and specialty stores, and for a portion of 1999 made limited sales of certain products to national chains, major discounters and mass volume retailers throughout the United States. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. In December 1998, the Company determined to discontinue and sell its Salant Children's Apparel Group (the "Children's
Group"), which manufactured and marketed blanket sleepers, pajamas and underwear. Also at that time, the Company decided to sell or close its non-Perry Ellis menswear businesses in order to focus on the Perry Ellis brand. During 1999, the Company substantially completed the process of closing or selling these businesses. (As used herein, the "Company" includes Salant and its subsidiaries.)

Bankruptcy Court Cases.

On June 27, 1990, Salant and Denton Mills Inc. ("Denton Mills"), a wholly owned subsidiary of Salant, each filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") a separate voluntary petition for relief (the "1990 Case") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On July 30, 1993, the Bankruptcy Court issued an order confirming the Company's reorganization plan. On February 25, 2000, the Bankruptcy Court issued an order closing the 1990 Case.

On December 29, 1998 (the "Filing Date"), Salant filed a voluntary petition under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order confirming the Plan (the "Confirmation Order"). The Plan was consummated on May 11, 1999 (the "Effective Date").

In accordance with the Plan, Salant's focus is primarily on its Perry Ellis men's apparel business and, as a result, has exited its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. To that end, Salant has sold its John Henry and Manhattan businesses. These businesses include the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. Salant has also sold its Children's Group business. This sale was primarily for inventory related to the Children's Group business and the Dr. Denton trademark.

Pursuant to the Plan (i) all of the outstanding principal amount of Senior Notes, plus all accrued and unpaid interest thereon, was converted into 95% of Salant's new Common Stock, subject to dilution, and (ii) all of Salant's existing old Common Stock was converted into 5% of Salant's new Common Stock, subject to dilution. Salant's general unsecured creditors (including trade creditors) were unimpaired under the Plan and were entitled to be paid in full. The Plan was approved by all of the holders of Senior Notes that voted and over 96% of the holders of Salant's old Common Stock that voted.

Salant operates its Perry Ellis businesses under certain licensing agreements (the "Perry Ellis Licenses") between Salant and Perry Ellis International, Inc. ("PEI"). During the 1998 Case, Supreme International, Corporation ("Supreme") entered into discussions with PEI to acquire PEI and, thereafter, Supreme acquired PEI. Prior to the hearing on the confirmation of the Plan, Supreme (in its own capacity and on behalf of PEI (collectively, referred to herein as "Supreme-PEI")) filed an objection to the confirmation. In connection with the confirmation of the Plan, Salant and Supreme-PEI settled and resolved their differences and the material terms of such settlement were set forth in a term sheet (the "Term Sheet") attached to and incorporated into the Confirmation Order (the "PEI Settlement").

The PEI Settlement. The following is a summary of the material provisions of the Term Sheet setting forth the terms of the PEI Settlement. The following description is qualified in its entirety by the provisions of the Term Sheet. The PEI Settlement provided that (i) Salant would return to PEI the license to sell Perry Ellis products in Puerto Rico, the U.S. Virgin Islands, Guam and Canada (Salant retained the right to sell its existing inventory in Canada through January 31, 2000); (ii) the royalty rate due PEI under Salant's Perry Ellis Portfolio pants license with respect to regular price sales in excess of $15.0 million annually would be increased to 5%; (iii) Salant would provide Supreme-PEI with the option to take over any real estate lease for a retail store that Salant intends to close; (iv) Salant would assign to Supreme-PEI its sublicense with Aris Industries, Inc. for the manufacture, sale and distribution of the Perry Ellis America brand sportswear and, depending on certain circumstances, Salant would receive certain royalty payments from Supreme-PEI through the year 2005; (v) Salant would pay PEI its pre-petition invoices of $616,844 and post-petition invoices of $56,954 on the later of (a) the Effective Date of the Plan or (b) the due date with respect to such amounts; (vi) Supreme-PEI (a) agreed and acknowledged that the sales of businesses made by Salant during the 1998 Case did not violate the terms of the Perry Ellis Licenses and did not give rise to the termination of the Perry Ellis Licenses and (b) consented to the change of control arising from the conversion of debt into equity under the Plan and acknowledged that such change of control did not give rise to any right to terminate the Perry Ellis Licenses; and (vii) Supreme-PEI withdrew with prejudice its objection to confirmation of the Plan, and supported confirmation of the Plan.

Men's Apparel. In fiscal 1999, the Company's ongoing business was primarily comprised of Perry Ellis products. The Company markets accessories, dress shirts, slacks and sportswear under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks and a limited amount of private label accessories. The non-Perry Ellis menswear divisions, which were closed or sold during 1999, consisted of the Bottoms division and the Salant Menswear Group that marketed dress shirts and accessories. The Bottoms division primarily manufactured men's and boys' jeans, principally under the Sears, Roebuck & Co. ("Sears") CANYON RIVER BLUES trademark, and men's casual slacks under Sears' CANYON RIVER BLUES KHAKIS trademark (collectively "Canyon River Blues Product"). Pursuant to an Agreement dated March 10, 1999, between the Company and Sears, the Company agreed to continue to deliver, in the ordinary course, Canyon River Blues Product to Sears until the middle of May 1999. During the end of May and early June 1999, the Company delivered to Sears the remaining Canyon River Blues Product at a discount to Sears. The Agreement by its terms was subject to Bankruptcy Court approval, which approval was granted in 1999.

The Salant Menswear Group also marketed dress shirts and accessories, primarily under the JOHN HENRY, MANHATTAN and licensed trademarks. Pursuant to the Plan, the Company has sold or otherwise disposed of substantially all of its businesses other than the businesses conducted under the Perry Ellis trademarks. In that connection, the Company sold its dress shirt business and its John Henry, Manhattan and related trademarks to Supreme pursuant to a Purchase and Sale Agreement, dated December 28, 1998 (subject to and subsequently approved by the Bankruptcy Court on February 26, 1999).

Children's Sleepwear and Underwear. The Children's Group conducted the Company's children sleepwear and underwear business. The Children's Group marketed blanket sleepers primarily using a number of well-known licensed cartoon characters created by, among others, DISNEY and WARNER BROS. The Children's Group also marketed pajamas under the DR DENTON and OSHKOSH B'GOSH trademarks, and sleepwear and underwear under the JOE BOXER trademark. At the end of the first quarter of 1998, the Company determined not to continue with its Joe Boxer sportswear line for Fall 1998. Instead, consistent with the approach that the Joe Boxer Corporation (Salant's licensor of the Joe Boxer trademark) had taken, the Company focused on its core business of underwear and sleepwear. In connection with the Plan, the Company adopted a formal plan to discontinue the Children's Group. Pursuant to a Purchase and Sale Agreement dated January 14, 1999, the Company sold to the Wormser Company ("Wormser"), all of Salant's right to, title and interest in, certain assets of the Children's Group. All assets of the Children's Group not sold to Wormser have been or will be disposed.

Retail Outlet Stores. The retail outlet stores business of the Company consists of a chain of outlet stores (the "Stores division"), through which it sells products manufactured by the Company and other Perry Ellis licensed manufacturers. In December 1997, the Company announced the restructuring of the Stores division, pursuant to which the Company closed all stores other than its Perry Ellis outlet stores. This resulted in the closing of 42 outlet stores. At the end of 1999, Salant operated 28 Perry Ellis outlet stores.

Significant Customers. In 1999 approximately 19% of the Company's sales were made to Federated Department Stores, Inc. ("Federated") and approximately 18% of the Company's sales were made to Dillards Corporation ("Dillards"). Also in 1999, approximately 16% of the Company's sales were made to the May Company ("May") and approximately 13% of the Company's sales were made to Marmaxx Corporation ("Marmaxx"). In 1998 and 1997, approximately 20% and 19% of the Company's sales were made to Sears, respectively and approximately 11% and 10% of the Company's sales were made to Dillards for 1998 and 1997, respectively. Also in 1998 and 1997, approximately 14% and 12% of the Company's sales were made to Federated, respectively and approximately 10% and 11% of the Company's sales were made to Marmaxx for 1998 and 1997, respectively.

No other customer accounted for more than 10% of the sales during 1997, 1998 or 1999.

Trademarks. The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise.

Approximately 90.3% of the Company's net sales for 1999 were attributable to products sold under Company owned or licensed designer trademarks and other internationally recognized brand names and the balance was attributable to products sold under retailers' private labels, including Sears' CANYON RIVER BLUES.

Since the Effective Date, substantially all of the Company's business is now conducted under the Perry Ellis Trademarks. During 1999, 78.8% of the Company's sales was attributable to products sold under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks (the "Perry Ellis Trademarks"); these products are sold through leading department and specialty stores. No other line of products accounted for more than 10% of the Company's sales during 1999.

Trademarks Licensed to the Company. The Perry Ellis Trademarks are licensed to the Company under the Perry Ellis Licenses with PEI. The license agreements contain renewal options, which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. The Company also has rights of first refusal worldwide for certain new licenses granted by PEI for men's apparel and accessories through February 1, 2001. On January 28, 1999, PEI and Supreme announced that they had entered into a definitive agreement under which Supreme would acquire for cash all of the stock of PEI for $75 million. On April 7, 1999, Supreme completed the acquisition of PEI and became Salant's licensor under the Perry Ellis Licenses.

Design and Manufacturing. Products sold by the Company's various divisions are manufactured to the designs and specifications (including fabric selections) of designers employed by those divisions. In limited cases, the Company's designers may receive input from the Company's licensors on general themes or color palettes.

During 1999, approximately 8.0% of the products produced by the Company (measured in units) were manufactured in the United States, with the balance manufactured in foreign countries. Facilities operated by the Company accounted for approximately 56.4% of its domestic-made products and 9.3% of its foreign-made products; the balance in each case was attributable to unaffiliated contract manufacturers. In 1999, approximately 26.2% of the Company's foreign production was manufactured in Guatemala, approximately 19.8% was manufactured in Hong Kong and approximately 15.7% was manufactured in China.

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

Raw Materials. The raw materials used in the Company's manufacturing operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. No single supplier accounted for more than 10% of Salant's raw material purchases during 1999.

Employees. As of the end of 1999, the Company employed approximately 600 persons, of whom 200 were engaged in distribution operations and the remainder were employed in executive, marketing and sales, product design, engineering and purchasing activities and in the operation of the Company's retail outlet stores. The Company believes that its relations with its employees are satisfactory. Pursuant to the business plan implemented in connection with the Plan, the Company no longer engages in manufacturing and has closed all of its distribution facilities, except for its Winnsboro, South Carolina facility, which is covered by a collective bargaining agreement.

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

Salant Children's Group - Discontinued Operation. In December 1998, the Company determined to restructure and sell its Children's Group, which manufactured and marketed blanket sleepers primarily using a number of well-known cartoon characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the DR DENTON and OSHGOSH B'GOSH trademarks and sleepwear and underwear under the JOE BOXER trademark. The financial statements of the Company included in this report treat the Children's Group as a discontinued operation.

Made in the Shade - Discontinued Operation. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear under the Company owned trademarks MADE IN THE SHADE and PRIME TIME. The financial statements of the Company included in this report treat the Made in the Shade division as a discontinued operation.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. The Company's principal properties consist of a distribution center in South Carolina and two buildings held for sale, one in Alabama and one in Texas. During 1999, the Company sold or closed all manufacturing and distribution facilities, except for the distribution facility in South Carolina. The Company owns approximately 360,179 square feet of space devoted to distribution. The Company leases approximately 87,374 square feet of combined office, design and showroom space. As of the end of 1999, the Company's Stores division operated 28 retail outlet stores, comprising approximately 62,808 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions.

The  Company   believes  that  its   facilities  and  equipment  are  adequately
maintained, in good operating condition, and are adequate for the Company's present needs.

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

1. Bankruptcy Case. On the Filing Date, Salant filed a voluntary petition for relief under chapter 11 of -------------------------- the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 98-10107 (CB)). The Company filed its Plan on the Filing Date and the Plan was confirmed by the Bankruptcy Court on April 16, 1999. The Plan was consummated on the Effective Date. The 1998 Case is currently pending under the caption In re Salant Corporation, Chapter 11 Case No. 98-10107 (CB). All pre-Filing Date -------------------------- non-disputed and allowed claims against Salant have been or will be satisfied pursuant to the terms of the Plan. Salant has filed, and expects to continue to file, objections to all disputed pre-Filing Date claims asserted against Salant in the 1998 Case.

2.  Rodriguez-Olvera  Action. The Company was a defendant in a lawsuit captioned
Maria      Delores       ----------------------------------       --------------
Rodriguez-Olvera, et al. v. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District --------------------------------------------------
Court of Maverick County, Texas (the "Rodriguez-Olvera Action"). The plaintiffs in the Rodriguez-Olvera Action asserted personal injury, wrongful death, and survival claims arising out of a bus accident that occurred on June 23, 1997 wherein fourteen persons were killed and twelve others claimed injuries. The Rodriguez-Olvera plaintiffs sought compensation from the Company for those deaths and injuries. The Company's insurers agreed to pay (and the Company has been informed that they did pay) $30 million to settle this matter in September 1999, and the Rodriguez-Olvera Action has been dismissed.

The Company is also a defendant in a related declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"), relating to the Company's insurance coverage for the claims that were the subject of the Rodriguez-Olvera Action. In the Hartford Action, the Company's insurers seek a declaratory judgment that the claims asserted in the Rodriguez-Olvera Action are not covered under the policies that the insurers had issued. The Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action, and as indicated above, paid $30 million to settle the case without prejudice to their positions in the Hartford Action. Currently, there are discussions being held with a view to reaching an agreement for the settlement of the Hartford Action; if the settlement proposal is achieved as contemplated, management believes there would be no material impact on the Company's financial position or the results of operations. Pending such a settlement of this action, Salant's insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of such insurers will seek recourse against Salant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Salant's common stock is currently trading on the Over-the-Counter Bulletin Board under the trading symbol SLNT.OB. On December 30, 1998, the old common stock suspended trading on the New York Stock Exchange ("NYSE"). The NYSE had advised Salant that this action was taken in view of the fact that Salant had fallen below the NYSE's continued listing criteria. Subsequent to December 30, 1998, the old common stock was traded on the Over-the-Counter Bulletin Board.

The high and low sale prices per share of common stock (old and new) for each quarter of 1998 and 1999 are set forth below. The price of the old common stock is reflected for all of 1998 and the first two quarters of 1999, while the price of the new common stock is reflected in the third and fourth quarters of 1999. The Company did not declare or pay any dividends during such years. The Company's financing agreement requires the satisfaction of certain net worth tests and other financial benchmarks prior to having the right to pay any cash dividends. As of January 1, 2000, the Company was prohibited from paying cash dividends by reason of, among other things, these provisions.

          High and Low Sale Prices Per Share of the new Common Stock *

          Quarter                       High                      Low

          1999
          Fourth                        4.250                     1.060
          Third                         6.500                     4.120

          High and Low Sale Prices Per Share of the old Common Stock *

          Quarter                       High                      Low

          1999
          Second                        0.310                     0.125
          First                         0.200                     0.046

          1998
          Fourth                        0.500                     0.031
          Third                         0.875                     0.406
          Second                        0.813                     0.500
          First                         1.813                     0.375

* The new common stock was issued in conjunction with the restructuring of the Company's debt pursuant to the Plan on the Effective Date, at which time the old common stock was cancelled. No adjustment has been made to the price of the old common stock reflected above. Although the Effective Date of the Plan was May 11, 1999, trading of the Company's new common stock did not occur until August 11, 1999, therefore no prices are reflected for the second quarter of 1999 for the new common stock.

On March 20, 2000 there were 979 holders of record of shares of Common Stock, and the closing market price was $2.625.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

The following selected consolidated financial data as of January 2, 1999 and January 1, 2000 and for each of the fiscal years in the three year period ended January 1, 2000 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated financial data for fiscal years 1995 through 1997 have been derived from the Company's audited consolidated financial statements, which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements, including the related notes thereto, included elsewhere herein.

                                                        Jan. 01       Jan. 02     Jan. 03,     Dec. 28,     Dec. 30,
                                                           2000          1999        1998         1996         1995

                                                     (52 Weeks)    (52 Weeks)   (53 Weeks)   (52 Weeks)   (52 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                          $248,730     $300,586    $ 347,667     $ 371,958    $ 445,889

    Restructuring costs (a)                             (4,039)      (24,825)      (2,066)     (11,730)     (3,550)
    Loss from continuing operations                     (2,148)      (56,775)      (8,394)     (12,652)      (3,943)

    Discontinued Operations:
      Income/(loss) from operations, net of income taxes(1,955)      (10,163)   (10,464)        3,329          3,445
      Loss on disposal, net of income taxes                   -       (5,724)      (1,330)            -            -

    Extraordinary gain (b)                               24,703             -        2,100            -        1,000

    Net income/(loss)(a)                                 20,600      (72,662)     (18,088)      (9,323)          502

    Pro forma basic and diluted earnings/(loss) per share:
    Earnings/(loss) per share from continuing
     operations before extraordinary gain (a)           $(0.21)       $(5.68)$      (0.84)    $  (1.26)  $    (0.39)
    Earnings/(loss) per share from discontinued
     operations                                          (0.20)        (1.59)       (1.18)        0.33          0.34
    Earnings per share from extraordinary gain             2.47             -         0.21            -         0.10
    Pro forma basic and diluted earnings/(loss) per share (a)2.06      (7.27)       (1.81)       (0.93)         0.05



    Cash dividends per share                                  -             -            -            -            -

At Year End:
  Current assets                                        $93,331      $149,697    $147,631      $149,476     $163,031
  Total assets                                          121,803       176,129      228,583      231,717      251,340

  Current liabilities (c)                                32,069       201,766      180,898       56,032       59,074

  Long-term debt  (c)                                        --            --           --      106,231      110,040

  Deferred liabilities                                    4,133    5,2735,382        8,863       11,373
  Working capital/(deficiency)                           61,262      (52,069)     (33,267)       93,444      103,957
  Current ratio                                           2.9:1         0.7:1        0.8:1        2.7:1        2.8:1

  Shareholders' equity / (deficiency)                   $85,601     $(30,910)      $42,303      $60,591      $70,853
  Book value per share                                    $8.65       $(2.04)        $2.79        $4.01        $4.71
  Number of shares outstanding                            9,901        15,171       15,171       15,094       15,041
  Pro forma Book value per share                             --       $(3.09)        $4.23        $6.06        $7.09
  Pro forma number of shares outstanding                     --        10,000       10,000       10,000       10,000


      (a)Includes, for the year ended January 1, 2000, a provision for $4,039 ($0.40 per pro forma share; tax benefit not available) for restructuring costs related primarily to the severance for employees terminated in connection with the Company's restructuring and exit from its non Perry Ellis businesses. For the year ended January 2, 1999, a provision of $24,825 ($2.48 per pro forma share; tax benefit not available) for restructuring costs primarily related to the Company's intention to focus solely on its Perry Ellis men's apparel business and, as a result, exit its non-Perry Ellis menswear divisions. For the year ended January 3, 1998, a provision of $2,066 ($0.21 per pro forma share; tax benefit not available) for restructuring costs principally related to (i) $3,530 in connection with the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores and (ii) the reversal of previously recorded restructuring provisions of $1,464, primarily resulting from the settlement of liabilities for less than the carrying amount, resulting in the reversal of the excess portion of the provision. For the year ended December 28, 1996, a provision of $11,730 ($1.17 per pro forma share; tax benefit not available) for restructuring costs principally related to (i) the write-off of goodwill and the write-down of other assets for a product line which has been put up for sale, (ii) the write-off of certain assets and accrual for future royalties for a licensed product line and (iii) employee costs related to closing certain facilities. For the year ended December 30, 1995, a provision of $3,550 ($0.36 per pro forma share; tax benefit not available) for restructuring costs principally related to (i) fixed asset write-downs at locations to be closed and (ii) inventory markdowns for discontinued product lines. See Note 3. - Restructuring Costs to the Consolidated Financial Statements for additional discussion regarding years 1997-1999.

(b) Includes, for the year ended January 1, 2000, a gain of $24,703 ($2.47 per pro forma share) related to the conversion of all the Senior Notes and the related unpaid interest into equity. For the year ended January 3, 1998, a gain of $2,100 ($0.21 per pro forma share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the 1990 Chapter 11 proceeding. For the year ended December 30, 1995, a gain of $1,000 ($0.10 per pro forma share) related also to the reversal of 1990 Chapter 11 amounts.

(c) At January 1, 2000 the Senior Notes had been converted into equity. At January 2, 1999 and January 3, 1998, long term debt of $104,879 has been classified as liabilities subject to compromise and a current liability, respectively. See Note 1. - Financial Reorganization to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

In connection with the 1998 Case, Salant filed the Plan with the Bankruptcy Court in order to implement its restructuring. The restructuring consisted of two key components; (i) the conversion of all principal and accrued interest on the Senior Notes into 95% of new Common Stock of Salant and (ii) the sale or disposal of substantially all of the Company's businesses other than the businesses conducted under the Perry Ellis Trademarks.

Results of Operations

Fiscal 1999 Compared with Fiscal 1998

   Net Sales

In fiscal 1999, net sales of $248.4 million were $52.2 million, or 17.4%, less than net sales of $300.6 million in fiscal 1998. The decrease resulted from the Company's exit from its non-Perry Ellis businesses during 1999, namely its
Manhattan,  John  Henry,  Gant and private  label  dress  shirt and  accessories businesses  and  its  private  label  bottoms  business.  Net  sales  for  these businesses in fiscal 1999 were $44.5 million, compared to $112.7 million in fiscal 1998, a decrease of $68.3 million, or 60.6%. Net sales for the Company's ongoing Perry Ellis and private label businesses for fiscal 1999 were $203.9 million, an increase of $16.0 million, or 8.5%, over fiscal 1998 net sales of $187.9 million. Of the increase, net sales of the Company's Perry Ellis retail outlet stores (28 stores in fiscal 1999 compared to 20 stores in fiscal 1998) increased $3.4 million, or 25.0%, net sales of Perry Ellis men's apparel at wholesale increased $12.4 million, or 7.5%, and net sales of the Company's private label accessories business increased $.2 million, or 2.1%.

  Gross Profit

In fiscal 1999, gross profit of $56.0 million was $6.4 million less than gross profit of $62.4 million in fiscal 1998. Gross profit margin increased from 20.8% in fiscal 1998 to 22.5% in fiscal 1999. Gross profit for the Company's ongoing Perry Ellis and private label businesses increased to $57.5 million, or 28.2%, in fiscal 1999 compared to $51.8 million, or 27.6%, in fiscal 1998. Gross profit for the non-Perry Ellis businesses exited by the Company in fiscal 1999, noted above, was $(1.5) million, or (3.5)%, compared to $10.6 million, or 9.4%, in fiscal 1998. The decrease resulted from markdowns required to dispose of the inventories of these businesses.

   Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) for fiscal 1999 were $54.9 million, or 22.1% of net sales, compared to $72.0 million, or 23.9% of net sales, in fiscal 1998, a decrease of $17.1 million, or 23.7%. As part of the Company's restructuring noted above, headcount in S,G&A was reduced from 525 in fiscal 1998 to 400 in fiscal 1999, resulting in savings of $8.3 million in salaries and related benefits. In addition, the Company realized savings due to the reduced overhead associated with the reorganization of the Company, along with the reduction of consulting fees.

   Royalty Income

Royalty income decreased $3.4 million, or 64.2%, to $1.9 million in fiscal 1999 from $5.3 million in fiscal 1998. The decrease in royalties was due to the sale of the John Henry and Manhattan trademarks, which resulted in royalty income from these trademarks for only the first quarter of 1999 versus the entire year of 1998.

   Provision for Restructuring

During the first quarter of 1999, the Company recorded a provision for restructuring of $4.0 million, primarily for severance pay for employees terminated in 1999, as part of the Company's restructuring and exit from its non-Perry Ellis businesses. During 1999 the Company incurred approximately $5.7 million (mostly cash related items) of restructuring costs that were either provided for in 1999 or included in the restructuring reserve balance at January 2, 1999. These costs included severance and employee costs of $4.1 million, lease payments of $0.8 million, royalty payments of $0.5 million and the remaining balance for other restructuring costs, offset by $0.4 million of gains from the sale of fixed assets.

At January 1, 2000 the Company had a building in Andalusia, Alabama still available for sale. The Company is investigating, through various channels, an efficient and timely disposal/sale of this building. Additional costs of $0.1 million are anticipated and accrued due to holding the Andalusia facility and additional employee related expenses of $0.2 million were accrued and are anticipated for 2000. The additional employee related expenses are primarily related to increased insurance costs for closed facilities. These additional costs were offset by the favorable results of settlements of royalties and other restructuring costs of $0.1 million and $0.2 million, respectively.

In fiscal 1998, the Company recorded a provision for restructuring of $24.8 million, also related to the Company's exit from its non-Perry Ellis businesses. The provision included $16.2 million for the loss on sale of the Company's Manhattan and John Henry trademarks, goodwill and related operating assets. The provision also included (i) $6.3 million for write downs of property, plant and equipment of the Company's manufacturing, distribution and office facilities to be disposed of as part of its restructuring, (ii) $2.9 million for the write off of other assets, severance costs, lease termination and other restructuring costs, and (iii) an offset of $.6 million relating to adjustments of previously recorded restructuring reserves and the gain on sale of a facility in Thomson, Georgia.

   Interest Expense, Net

For fiscal 1999, net interest expense was $.4 million compared to $13.9 million in fiscal 1998. The decrease resulted primarily from the conversion of $104.9 million aggregate principal face amount of Senior Notes into equity, as part of the Company's restructuring in fiscal 1999. In addition, the sale of the Company's Manhattan and John Henry trademarks for $27 million, as well as the Company's operating cash flow for fiscal 1999 of $45.2 million, has significantly reduced the Company's borrowing needs under its credit facility. At January 1, 2000 there were no borrowings outstanding under the Company's credit facility, compared to $38.5 million at January 2, 1999.



   Loss from Continuing Operations

In fiscal 1999, the Company's loss from continuing operations was $2.1 million, or $.21 per pro forma share, compared to a loss of $56.8 million, or $5.68 per pro forma share, in fiscal 1998.

    Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Debt Restructuring Costs, Restructuring Charges, Discontinued Operations, and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, debt restructuring costs, restructuring charges, discontinued operations and extraordinary gain was $8.6 million (3.5% of net sales) in fiscal 1999, compared to $3.3 million (1.1% of net sales) in fiscal 1998, an increase of $5.3 million, or 160.6%. The Company believes this information is helpful in understanding cash flow from operations which is available for debt service and capital expenditures. This measure is not included in generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.

   Extraordinary Gain

In fiscal 1999, the Company recorded an extraordinary gain of $24.7 million, or $2.47 per pro forma share, on the conversion of its Senior Notes and related unpaid interest into New Common Stock, as part of its restructuring. The holders of the Senior Notes exchanged $104.9 million of Senior Notes and $14.8 million of accrued and unpaid interest for 9.5 million shares of New Common Stock, representing 95% of the issued and outstanding shares of the Company.

  Loss from Discontinued Operations

In fiscal 1999, the Company recorded a charge of $2.0 million related to the discontinuance of its Children's Group. The charge of $2.0 million related to additional losses incurred during the phase-out period and additional expenses incurred in disposing of the assets related to the Children's business.

In fiscal 1998, the Company recorded a charge of $15.9 million, also relating to the discontinuance of the Children's Group. Of the $15.9 million, $10.2 million related to operating losses of the Children's Group prior to the date of discontinuance, and $5.7 million represented estimated future operating losses and the estimated loss on the sale of the business. The $5.7 million consisted of asset write-offs of $2.9 million, estimated losses from operations during the phase out period of $1.6 million, severance pay of $1.5 million and royalty and lease payments of $1.5 million, offset by $1.8 million for the sale of the Company's Dr. Denton trademark.

The Children's Group had net sales of $5.5 million and $42.8 million in fiscal 1999 and 1998, respectively.

  Net Income/(Loss)

Net income for fiscal 1999 was $20.6 million, or $2.06 per pro forma share, compared to a net loss of $72.7 million, or $7.27 per pro forma share for fiscal 1998. In addition to the items noted above, the improvement was due to lower chapter 11 reorganization costs ($.5 million in 1999 as compared to $3.2 million in 1998) and a debt restructuring charge of $8.6 million recorded in 1998. Fiscal 1998 Compared with Fiscal 1997

  Net Sales

In fiscal 1998 net sales of $300.6 million were $47.1 million, or 13.5%, less than the $347.7 million of net sales in fiscal 1997. Sales of men's apparel at wholesale decreased by $39.1 million, or 12.0%, in fiscal 1998. This decrease resulted primarily from (i) a $19.4 million reduction in sales of men's bottoms primarily due to reduced demand for basic denim products and the phase-out of the Company's discontinued Thomson brand; (ii) an $8.5 million reduction in non-Perry Ellis product sales, principally as a result of lower sales of Gant, John Henry and Manhattan dress shirts and the discontinuance of Manhattan sportswear; and (iii) a $7.1 million decrease in Perry Ellis dress shirt sales, primarily as a result of the planned reduction of sales to off price channels of distribution.

Sales by the retail outlet stores division in fiscal 1998 decreased by $8.0 million, or 37.0%, from fiscal 1997. This reduction was primarily caused by the elimination of all non-Perry Ellis retail outlet stores at the end of fiscal 1997.

  Gross Profit

In fiscal 1998 gross profit of $62.4 million was $14.9 million less than the $77.3 million of gross profit in fiscal 1997. The gross profit margin decreased from 22.2% in fiscal 1997 to 20.8% in fiscal 1998. The decline in gross profit and gross profit margin was primarily attributable to (i) approximately $10.5 million to lower sales and (ii) approximately $4.4 million of loss of gross profit, relating to the markdowns taken on the disposition of non-Perry Ellis inventories in connection with the Company's restructuring.

  Selling General and Administrative Expenses

Selling, General, and Administrative (S,G&A) expenses for fiscal 1998 were $72.0 million (23.9% of net sales) compared to $73.2 million (21.0% of net sales) for fiscal 1997. Through the first nine months of fiscal 1998, the Company decreased its SG&A expenses by approximately $6.3 million. This decrease in SG&A expenses, however, was substantially offset in the fourth quarter of fiscal 1998 by (i) approximately $2.8 million of additional bonus needs required for the management retention program in connection with the Company's restructuring activities,
(ii) the write-off of approximately $2.2 million of miscellaneous receivables from a company that ceased doing business in January 1999 and (iii) approximately $1.5 million in additional cost relating to the Company's Year 2000 Compliance Program.

  Provision for Restructuring

In fiscal 1998, the Company recorded a provision for restructuring of $24.8 million related to the decision of the Company to focus primarily on its Perry Ellis men's apparel business, and in connection therewith, exit its other businesses. Subsequent to January 2, 1999, Salant sold its John Henry and Manhattan businesses pursuant to a Purchase and Sale Agreement dated December 28, 1998. These businesses included the John Henry, Manhattan and Lady Manhattan trade names and the related goodwill, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at the Company's facility located in Andalusia, Alabama. These assets had a net book value of $43.2 million (consisting of $30.0 million for goodwill, $9.7 million for licenses and $3.5 million for fixed assets) and were sold for $27.0 million, resulting in a loss of $16.2 million. At the end of fiscal 1998 the net realizable value of $27.0 million for these assets was included in the consolidated balance sheet as assets held for sale. The assets not sold in this transaction were also included as assets held for sale and were recorded at their estimated net realizable value of $1.4 million.

In addition to the $16.2 million above, the restructuring provision consisted of
(i) $6.3 million of additional property, plant and equipment write-downs, (ii) $2.9 million for the write off of other assets, severance costs, lease exit costs and other restructuring costs and (iii) offset by $0.6 million from the reversal of previously recorded restructuring reserves primarily resulting from the settlement of liabilities for less than the carrying amount and the gain on the sale of the Thomson manufacturing and distribution facility. As of January 2, 1999, $3.6 million remained in the restructuring reserve relating to future lease payments of $0.8 million, royalties of $0.6 million, of which $0.5 million related to a1996 restructuring provision for future minimum royalties, severance of $0.8 million and other miscellaneous restructuring costs of $1.3 million.

In fiscal 1997, the Company recorded a provision for restructuring of $2.1 million, consisting of (i) a $3.5 million provision related to the decision in the fourth quarter to close all retail outlet stores other than the outlet stores that would be used as Perry Ellis outlet stores and (ii) the reversal of previously recorded restructuring provisions of $1.4 million, including $0.3 million in the fourth quarter, primarily resulting from the settlement of liabilities for less than the carrying amount, as a result of a settlement agreement and license arrangement with the former owners of the Company's JJ. Farmer trademark, resulting in the reversal of the excess portion of the provision.

  Interest Expense, Net

Net interest expense was $13.9 million for fiscal 1998 compared with $14.6 million for fiscal 1997. The decrease in interest expense related primarily to a lower average borrowing rate.

  Loss from Continuing Operations before extraordinary gain

In fiscal 1998, the Company reported a loss from continuing operations before extraordinary gain of $56.8 million or $5.68 per pro forma share, compared to a loss from continuing operations before extraordinary gain of $8.4 million, or $0.84 per pro forma share in fiscal 1997.

   Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Debt Restructuring Costs,Restructuring Charges, Discontinued Operations, and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, debt restructuring costs, restructuring charges, discontinued operations, and extraordinary gain was $3.3 million (1.1% of net sales) in fiscal 1998, compared to $17.2 million (5% of net sales) in fiscal 1997, a decrease of $13.9 million, or 81%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in generally accepted accounting principles and is not a substitute for operating income, net income or net cash flows from operating activities.

  Loss from Discontinued Operations

For fiscal 1998, the Company recognized a charge of $15.9 million reflecting the discontinuance of the Children's Group. Of the $15.9 million, $10.2 million related to operating losses prior to the date the decision was made to discontinue the business and $5.7 million represented estimated future operating losses and the loss from the sale of the business. The $5.7 million was comprised of (i) a write-off of assets of $2.9 million, (ii) an estimated loss from operations of $1.6 million, (iii) severance of $1.5 million and (iv) royalty and lease payments of $1.5 million, offset by $1.8 million for the sale of the Dr. Denton trademark. The Children's Group had net sales of $42.8 million in 1998 and $49.3 million in 1997.

In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division in 1997 was $8.1 million, which included a charge of $4.5 million for the write-off of goodwill. Additionally, in 1997, the Company recorded a charge of $1.3 million to accrue for expected operating losses during the phase-out period. In addition, the Company discontinued the Children's Group in 1998 and the loss from operations of $2.3 million was added to the loss of $8.1 million from the discontinued operations of the Made in the Shade division.

  Net Loss

As a result of the above, the net loss for fiscal 1998 was $72.7 million, or $7.27 per pro forma share, compared with a net loss of $18.1 million, or $1.81 per pro forma share for fiscal 1997.

Liquidity and Capital Resources

Upon commencement of the 1998 Case, Salant filed a motion seeking the authority of the Bankruptcy Court to enter into a revolving credit facility with The CIT Group/Commercial Services, Inc. ("CIT"), Salant's existing working capital lender pursuant to and in accordance with the terms of the Ratification and Amendment Agreement, dated as of December 29, 1998 (the "Amendment") which, together with related documents are referred to as the "CIT DIP Facility," effective as of the Filing Date, which would replace the Company's existing working capital facility under its then existing credit agreement. On December 29, 1998, the Bankruptcy Court approved the CIT DIP Facility on an interim basis and on January 19, 1999 the Bankruptcy Court approved the CIT DIP Facility on a final basis.

The CIT DIP Facility provided for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The CIT DIP Facility consisted of an $85 million revolving credit facility, with a $30 million letter of credit subfacility. As collateral for borrowings under the CIT DIP Facility, the Company granted to CIT a first priority lien on and security interest in substantially all of the Company's assets and those of its subsidiaries, with superpriority administrative claim status over any and all administrative expenses in the 1998 Case, subject to a $2 million carve-out for professional fees and the fees of the United States Trustee.

On May 11, 1999, the effective date of the Plan, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998, which replaced the CIT DIP Facility described above.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Agreement has an initial term of three years.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at January 1, 2000.

Pursuant to the Credit Agreement, the Company will pay or paid the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a commitment fee of $325 thousand; (iv) an unused line fee of .25%; (v) an agency fee of $100 thousand (only for the second and third years of the term of the Credit Agreement); (vi) a collateral management fee of $8,333 per month; and (vii) a field exam fee of $750 per day plus out-of-pocket expenses.

At the end of fiscal 1999, there were no direct borrowings outstanding, letters of credit outstanding under the Credit Agreement were $30.1 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $16.5 million. In addition to the unused availability, the Company had approximately $30.1 million of cash available to fund its operations. At the end of fiscal 1998, direct borrowings and letters of credit outstanding were $38.5 million and $24.3 million, respectively, and the Company had unused availability of $13.0 million. During fiscal 1999, the maximum amount of direct borrowings and letters of credit outstanding under the Credit Agreement was $66.9 million, at which time the Company had unused availability of $13.0 million. During fiscal 1998, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $100.9 million, at which time the Company had unused availability of $8.4 million.

The Company's cash provided by operating activities for fiscal 1999 was $45.2 million, which primarily reflects (i) a decrease in inventory of $27.9 million,
(ii) a decrease of accounts receivable of $22.4 million, (iii) an increase in accounts payable of $9.3 million, (iv) cash provided by discontinued operations of $6.2 million and (v) non-cash charges, such as depreciation, amortization and other assets of $ 6.1 million. These items were offset by a decrease in liabilities subject to compromise of $19.6 million, a decrease in accrued liabilities of $1.2 million, a decrease in deferred liabilities of $1.1 million and a loss from continuing operations of $2.1 million.

Cash provided by investing activities for fiscal 1999 was $21.2 million, which reflects proceeds from the sale of assets of $28.3 million, partially offset by $4.6 million of capital expenditures and $2.5 million for the installation of store fixtures in department stores. During fiscal 2000, the Company plans to make capital expenditures of approximately $3.1 million and to spend an additional $2.0 million for the installation of store fixtures in department stores.

Cash used in financing activities in fiscal 1999 was $37.6 million, primarily attributable to repayment of short-term borrowings under the Company's financing agreement.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company does not currently use derivatives or hedges and the impact and timing of adopting SFAS No. 133 on its financial statements has not been determined.

Year 2000 Compliance Issues

The Company has not experienced any material Year 2000 computer problems and, to the best of the Company's knowledge, its suppliers, customers and financial institutions also have not experienced any material Year 2000 computer problems. To date, the Company's computer and the computers used to operate the systems within the Company's office and distribution facilities (i.e. the conveyors, air conditioning, telephone and security systems) have functioned properly into the year 2000. As a result, the Company has been able to service its customers and communicate with its suppliers without disruption.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary retail Spring, Transition, Fall and Holiday seasonal lines. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At March 20, 2000, the Company's backlog of orders was approximately $41.9 million, which was 7.9% less than the backlog of orders of approximately $45.5 million that existed at April 5, 1999. The decrease is due to the Company's decision to focus primarily on its Perry Ellis business and exit from its non-Perry Ellis apparel businesses and its Children's Apparel Group.

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

Strategic  Initiatives.   Management  of  the  Company  is  considering  various
strategic opportunities, including but not limited to, new menswear license and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Foreign  Operations.  The Company's  foreign sourcing  operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. Although the Company has experienced no material foreign currency transaction losses, its operations in the region are subject to an increased level of economic instability. The impact of these events on the Company's business, and in particular its sources of supply cannot be determined at this time.

Dependence on Contract Manufacturing. As of January 1, 2000, the Company produced 87% of all of its products (in units) through arrangements with independent contract manufacturers. As the Company has closed its manufacturing facilities during 1999, the use of independent contracts will increase in fiscal year 2000. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates including rates primarily based on the Reference Rate (as defined in the Credit Agreement), with a LIBOR option. An analysis of the Credit Agreement can be found in Note 9 to the Consolidated Financial Statements, Financing Agreements, included in this report of Form 10-K. On January 1, 2000 there were no direct borrowings outstanding under the Credit Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity/deficiency and cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, the results of their operations and their cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Bankruptcy Court has entered an order confirming the Plan of Reorganization which became effective on May 11, 1999.



/s/ Deloitte & Touche LLP


March 6, 2000
New York, New York




                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                              Year Ended
                                                             -------------------------------------------
                                                             January 1,            January 2,            January 3,
                                                                   2000                  1999                  1998
                                                          -------------         -------------         -------------


Net sales                                                    $  248,370            $  300,586           $   347,667
Cost of goods sold                                              192,391               238,192               270,328
                                                           ------------           -----------           -----------


Gross profit                                                     55,979                62,394                77,339

Selling, general and administrative expenses                    (54,909)              (71,999)              (73,169)
Royalty income                                                    1,945                 5,254                 5,596
Goodwill amortization                                              (519)               (1,881)               (1,881)
Other income, net                                                   579                   199                   564
Restructuring costs (Note 3)                                     (4,039)              (24,825)               (2,066)

Reorganization costs (Note 1)                                      (500)               (3,200)                   --
Debt restructuring costs (Note 10)                                   --                (8,633)                   --
                                                       ----------------            -----------     ----------------
(Loss)/Income from continuing operations before interest,
  income taxes and extraordinary gain                            (1,464)              (42,691)                6,383
Interest expense, net (Notes 9 and 10)                              439                13,944                14,610
                                                         --------------            ----------          ------------


Loss from continuing operations
  before income taxes and extraordinary gain                     (1,903)              (56,635)              ( 8,227)

Income taxes (Note 12)                                              245                   140                   167
                                                         --------------           ------------       --------------


Loss from continuing operations
  before extraordinary gain                                      (2,148)              (56,775)              ( 8,394)
Discontinued operations (Note 17):
  Loss from discontinued operations                              (1,955)              (10,163)              (10,464)

  Loss on disposal                                                   --                (5,724)               (1,330)
Extraordinary gain (Note 4)                                      24,703                    --                 2,100
                                                            -----------      ----------------        --------------


Net Income/(Loss)                                            $   20,600           $   (72,662)         $    (18,088)
                                                             ==========           ============         =============

Pro Forma basic and diluted loss per share (Note 2):
  Loss per share from continuing
    operations before extraordinary gain                    $    (0.21)          $     (5.68)      $         (0.84)
  Loss per share from discontinued operations               $    (0.20)                (1.59)                (1.18)
  Extraordinary gain                                              2.47                     --                 0.21
                                                         -------------      -----------------     ----------------


Pro Forma basic and diluted income/(loss) per share        $      2.06          $      (7.27)      $         (1.81)
                                                           ===========          =============      ===============

Pro Forma weighted average common stock outstanding               9,998                10,000                10,000
                                                            ===========          ============       ===============




                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)


                                                             January 1,            January 2,            January 3,
                                                                   2000                  1999                  1998
                                                          -------------          ------------          ------------



Net income/(loss)                                               $20,600              $(72,662)             $(18,088)


Other comprehensive income, net of tax:

 Foreign currency translation adjustments                            54                  (203)                  (70)
 Minimum pension liability adjustments                                     1,055         (348)                 (326)
                                                                       ---------  ------------          ------------

Comprehensive income/(loss)                                     $21,709              $(73,213)             $(18,484)
                                                                =======              =========             =========






































                 See Notes to Consolidated Financial Statements






                       Salant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                              January 1,                 January 2,
                                                                                    2000                       1999
                                                                            ------------              -------------

ASSETS
Current assets:
  Cash and cash equivalents                                              $        30,116            $         1,222
  Accounts receivable - net of allowance for doubtful accounts
  of $2,419 in 1999  and $2,661 in 1998                                           15,956                     38,359
  Inventories (Notes 5 and 9)                                                     41,669                     69,590

  Prepaid expenses and other current assets                                        5,490                      5,266
  Assets held for sale (Note 3)                                                      100                     28,400
  Net assets of discontinued operations (Note 17)                                     --                      6,860
                                                                   ---------------------            ---------------


    Total current assets                                                          93,331                    149,697

Property, plant and equipment, net (Notes 6 and 9)                                14,185                     12,371
Other assets (Notes 7 and 12)                                                     14,287                     14,061
                                                                        ----------------            ---------------


                                                                          $      121,803              $     176,129
                                                                          ==============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIENCY)
Current liabilities:
  Loans payable (Note 9)                                                              --                     38,496
  Accounts payable                                                                12,097                      2,831

  Reserve for business restructuring (Note 3)                                      2,308                      3,551
  Liabilities subject to compromise (Notes 1and 10)                                4,604                    143,807
  Accrued salaries, wages and other liabilities (Note 8)                          11,751                     13,081
  Net liabilities of discontinued operations (Note 17)                             1,309                         --
                                                                       -----------------          -----------------

    Total current liabilities                                                     32,069                    201,766

Deferred liabilities (Note 15)                                                     4,133                      5,273

Commitments and contingencies (Notes 9, 10, 13, 14, 16 and 20)

Shareholders' equity / (deficiency) (Notes 2 and 14): Preferred stock, par value
  $2 per share:
    Authorized 5,000 shares; none issued                                              --                         --
  Common stock (old), par value $1 per share
     Authorized 30,000 shares;                                                        --                     15,405
     issued and issuable - 15,405 shares in 1998
  Common stock (new), par value $1 per share
     Authorized 45,000 shares;
     Issued and issuable - 10,000 in 1999                                         10,000                         --

  Additional paid-in capital                                                     206,040                    107,249
  Deficit                                                                       (127,297)                  (147,897)
  Accumulated other comprehensive income (Note 18)                                (2,944)                    (4,053)
  Less - treasury stock, at cost - 99 shares in 1999 and 234 shares in 1998              (198)               (1,614)
                                                                           ------------------     -----------------


Total shareholders' equity/(deficiency)                                           85,601                    (30,910)
                                                                       -----------------           ----------------


                                                                          $      121,803            $       176,129
                                                                          ==============            ===============


                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIENCY)
                             (Amounts in thousands)

                                                                       Accum-
                                                                      ulated                       Total
                                                                     Other                          Share-
                                    Common Stock    Add'l             Compre-              Treasury Stock      holders'
                                --------------------                                ---------------------------
                                Number            Paid-In            hensive      Number           Equity/
                              of Shares  Amount   Capital     Deficit       Income   of SharesAmount (Deficiency)
                              --------- ------------------------------------------------------------- -----------


Balance at December 28, 1996     15,328  $15,328   $107,130  $(57,147)$(3,106)      234   $(1,614)  $60,591

Stock options exercised              77       77        119                                             196
Net loss                                                      (18,088)                              (18,088)
Other Comprehensive Income                                                         (396)                               (396)
                            -----------------------------------------------------------------------------------------------

Balance at January 3, 1998       15,405  $15,405   $107,249  $(75,235)$(3,502)      234   $(1,614)  $42,303

Net loss                                                      (72,662)                              (72,662)
Other Comprehensive Income                                                            (551)                              (551)
                           ---------------------------------------------------------------------------------------------------

Balance at January 2, 1999              15,405$15,405$107,249$(147,897)$(4,053)     234   $(1,614) $(30,910)

Net Income                                                     20,600                                20,600
Other Comprehensive Income                                              1,109                         1,109
Reorganization:
  Cancel Old Common Stock       (15,405) (15,405)    13,791                        (234)    1,614        --
  Issue New Common Stock         10,000   10,000     85,000                                              95,000
Purchase of Treasury Stock                                                                           99   (198)      198
                            ----------------------------------------------------------------------------------- --------

Balance at January 1, 2000       10,000  $10,000   $206,040 $(127,297)$(2,944)       99     $(198)  $85,601
                                 ======  =======   ======== ========= =======   =======     =====   =======



























                 See Notes to Consolidated Financial Statements


                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                    Year Ended

                                                             January 1,            January 2,            January 3,
                                                                   2000                  1999                  1998
                                                           ------------         -------------         -------------

Cash Flows from Operating Activities
Loss from continuing operations                               $  (2,148)           $  (56,775)          $    (8,394)
Adjustments to reconcile loss from continuing operations to
  net cash provided by/(used in) operating activities:
    Depreciation                                                  5,027                 7,474                 6,578
    Amortization of intangibles                                     519                 1,881                 1,881
    Write-down of fixed assets                                        -                10,931                 1,274
    Write-down of other assets                                        -                39,952                     -
Changes in operating assets and liabilities:
      Accounts receivable                                        22,403                 1,276                (7,717)
      Inventories                                                27,921                15,187                 3,863
      Prepaid expenses and other current assets                    (224)               (1,730)                  629
      Assets held for sale                                            -               (28,400)
      Other assets                                                 (521)                  301                  (242)
      Accounts payable                                            9,266               (21,058)               (1,690)
      Accrued salaries, wages and other liabilities              (1,209)               (1,222)               (2,589)
      Liabilities subject to compromise                         (19,621)               38,928
      Reserve for business restructuring                         (1,243)                  787                  (205)
      Deferred liabilities                                       (1,140)               (1,372)               (2,203)
                                                         ---------------         -------------         ------------

    Net cash (used in)/provided by continuing operating activities39,030                6,160                (8,815)
    Cash provided by/(used in) discontinued operations            6,214                (5,257)               (5,120)
                                                             ----------          -------------         ------------

Net cash provided by/(used in) operations                        45,244                   903               (13,935)
                                                              ---------         -------------           -----------


Cash Flows from Investing Activities
Capital expenditures, net of disposals                           (4,579)               (4,871)               (5,104)
Store fixture expenditures                                       (2,486)               (1,148)               (3,122)
Proceeds from sale of assets                                     28,300                     -                     -
                                                              ---------      ----------------      ----------------

Net cash provided by/(used in) investing activities              21,235                (6,019)               (8,226)
                                                              ---------         --------------         ------------


Cash Flows from Financing Activities
Net short-term borrowings/(repayments)                          (38,496)                4,696                26,123
Retirement of long-term debt                                          -                     -                (3,372)
Exercise of stock options                                             -                     -                   196
Purchase of treasury stock                                         (198)                    -                     -
Other, net                                                        1,109                  (551)                  (70)
                                                             ----------         --------------      ---------------

Net cash (used in)/provided by financing activities             (37,585)                4,145                22,877
                                                              ----------         ------------          ------------


Net increase/(decrease) in cash and cash equivalents             28,894                  (971)                  716

Cash and cash equivalents - beginning of year                     1,222                 2,193                 1,477
                                                             ----------          ------------         -------------

Cash and cash equivalents - end of year                       $  30,116           $     1,222          $      2,193
                                                              =========           ===========          ============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
   Interest                                                   $   1,054             $   5,441            $   16,479
                                                              =========             =========            ==========

   Income taxes                                             $        90            $      321          $        201
                                                            ===========            ==========          ============

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                        104,879                    --                    --
    Common Stock issued for pre-petition interest                14,703                    --                    --
    Common Stock issued for post-petition interest                  121                    --                    --



                 See Notes to Consolidated Financial Statements

                       SALANT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
       (Amounts in Thousands of Dollars, Except Share and Per Share Data)


Note 1.  Financial Reorganization

On December 29, 1998 (the "Filing Date"), Salant Corporation filed a petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date").

Pursuant to the Plan (i) all of the outstanding principal amount of Senior Notes, plus all accrued and unpaid interest thereon, was converted into 95% of Salant's new common stock, subject to dilution, and (ii) all of Salant's existing common stock was converted into 5% of Salant's new common stock, subject to dilution. Salant's general unsecured creditors (including trade creditors) were unimpaired and are entitled to be paid in full. The Plan was approved by all of the holders of Senior Notes that voted and over 96% of the holders of Salant common stock that voted.

Salant operates its Perry Ellis businesses under certain licensing agreements (the "Perry Ellis Licenses") between Salant and Perry Ellis International, Inc. ("PEI"). During the 1998 Case, Supreme International, Corporation ("Supreme") entered into discussions with PEI to acquire PEI and, thereafter, Supreme acquired PEI. Prior to the hearing on the confirmation of the Plan, Supreme (in its own capacity and on behalf of PEI (collectively, referred to herein as "Supreme-PEI")) filed an objection to the confirmation. In connection with the confirmation of the Plan, Salant and Supreme-PEI settled and resolved their differences and the material terms of such settlement were set forth in a term sheet (the "Term Sheet") attached to and incorporated into the Confirmation Order (the "PEI Settlement").

The following is a summary of the material provisions of the Term Sheet setting forth the terms of the PEI Settlement. The following description is qualified in its entirety by the provisions of the Term Sheet. The PEI Settlement provided that (i) Salant would return to PEI the license to sell Perry Ellis products in Puerto Rico, the U.S. Virgin Islands, Guam and Canada (Salant retained the right to sell its existing inventory in Canada through January 31, 2000); (ii) the royalty rate due PEI under Salant's Perry Ellis Portfolio pants license with respect to regular price sales in excess of $15.0 million annually would be increased to 5%; (iii) Salant would provide Supreme-PEI with the option to take over any real estate lease for a retail store that Salant intends to close; (iv) Salant would assign to Supreme-PEI its sublicense with Aris Industries, Inc. for the manufacture, sale and distribution of the Perry Ellis America brand sportswear and, depending on certain circumstances, Salant would receive certain royalty payments from Supreme-PEI through the year 2005; (v) Salant would pay PEI its pre-petition invoices of $616,844 and post-petition invoices of $56,954 on the later of (a) the Effective Date of the Plan or (b) the due date with respect to such amounts; (vi) Supreme-PEI (a) agreed and acknowledged that the sales of businesses made by Salant during the 1998 Case did not violate the terms of the Perry Ellis Licenses and did not give rise to the termination of the Perry Ellis Licenses and (b) consented to the change of control arising from the conversion of debt into equity under the Plan and acknowledged that such change of control did not give rise to any right to terminate the Perry Ellis Licenses; and (vii) Supreme-PEI withdrew with prejudice its objection to confirmation of the Plan, and supported confirmation of the Plan.

As of the Filing Date, Salant had $143,807 (consisting of $14,703 in Senior Note interest, $104,879 of Senior Notes and $24,225 of unsecured pre-bankruptcy claims) of liabilities subject to compromise, in addition to $38,496 of loans payable to CIT. In addition Salant accrued the estimated fees in the 1998 fourth quarter of $3.2 million in connection with the administration of the 1998 Case.

Pursuant to the Plan, on the Effective Date, all of Salant's then existing common stock ("Old Common Stock"), $1.00 par value per share, was cancelled. In accordance with the Plan, 10,000,000 shares of new common stock, $1.00 par value per share (the "New Common Stock"), were issued by Salant as follows: (i) 9,500,000 shares of the New Common Stock were distributed to the holders (the "Noteholders") of Salant's Senior Notes, in full satisfaction of all of the outstanding principal amount, plus all accrued and unpaid interest on the Senior Notes and (ii) 500,000 shares of the New Common Stock were distributed to the holders of Salant's Old Common Stock, in full satisfaction of any and all interests of such holders in Salant.

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

The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of New Common Stock, $1.00 par value per share and (ii) 5,000,000 shares of Preferred Stock, $2.00 par value per share (the "Preferred Stock"). No Preferred Stock has been issued either in connection with the Plan or otherwise.

Post-restructuring, Salant has focused primarily on its Perry Ellis men's apparel business and, as a result, Salant exited its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. During 1999, the Company sold its John Henry and Manhattan businesses. These businesses included the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in the dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. During 1999, Salant also sold its Children's Group, which primarily involved the sale of inventory related to the Children's Group. As a result of the above, Salant will now report its business operations as a single segment.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant Children's Group and Made in the Shade divisions.) In December 1998, the Company decided to discontinue the operations of the Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the DR DENTON and OSHKOSH B'GOSH trademarks, and sleepwear and underwear under the JOE BOXER trademark. In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. As further described in Note 17, the consolidated financial statements and the notes thereto reflect the Children's Group and Made in the Shade divisions as discontinued operations. Intercompany balances and transactions are eliminated in consolidation.

The Company's principal business is the designing, manufacturing, importing and marketing of men's apparel. The Company currently sells its products to retailers, including department and specialty stores, and for a portion of 1999 made limited sales of certain products to national chains, major discounters and mass volume retailers, throughout the United States.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 1999 and 1998 fiscal years were comprised of 52 weeks. The 1997 fiscal year was comprised of 53 weeks.

Reclassifications

Certain reclassifications were made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated or amortized over their estimated useful lives, or for leasehold improvements, the lease term, if shorter. Depreciation and amortization are computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.
The annual depreciation rates used are as follows:

Buildings and improvements                                        2.5%      -    10.0%
Machinery, equipment and autos                                    6.7%      -    33.3%
Furniture and fixtures                                           10.0%      -    33.3%
Leasehold improvements            Shorter of the life of the asset or the lease
                                  term

Other Assets

Intangible assets are being amortized on a straight-line basis over their useful lives of 25 years. Costs in excess of fair value of net assets acquired are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

Fair Value of Financial Instruments

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accrued expenses, the carrying amounts approximated fair value because of their short maturity. Liabilities subject to compromise are valued based upon the amount the Company plans to pay in accordance with the Plan. In addition, deferred liabilities have carrying amounts approximating fair value.

Earnings/(Loss) Per Share

Pro forma basic income/(loss) per share is based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as the options for the New Common Stock are anti-dilutive for the periods presented.

The following is a comparison of basic and diluted income/(loss) per share using the historical shares outstanding. Common stock equivalents are not considered for the Old Common Stock, as the options were cancelled or anti-dilutive. Such computation does not give retroactive effect to the issuance of the New Common Stock.

                                                                       1999            1998            1997
Basic and diluted income/(loss) per share:
   From continuing operations                                          (0.18)         (3.74)          (0.55)
   From discontinued operations                                        (0.17)         (1.05)          (0.78)
   From extraordinary gain                                              2.09           0.00            0.14
                                                                        ----           ----            ----

Basic and diluted income/(loss) per share                               1.74          (4.79)          (1.19)
                                                                        ====          =====           =====
Weighted average common stock outstanding                              11,830          15,171         15,139
                                                                       ======          ======         ======

Foreign Currency

The Company had no forward foreign exchange contracts at the end of fiscal 1999. In fiscal 1998, the Company entered into forward foreign exchange contracts, relating to its projected 1999 Mexican peso needs, to fix its cost of acquiring pesos and diminish the risk of currency fluctuations. Gains and losses on foreign currency contracts are included in income and offset the gains and losses on the underlying transactions. On January 2, 1999, the outstanding foreign currency contracts had a cost of approximately $4,886 and a year end market value of approximately $4,851. Subsequent to year-end 1998 and in connection with the restructuring, the outstanding foreign currency contracts were sold without a material gain or loss.

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

Revenue Recognition

Revenue is recognized at the time merchandise is shipped. Retail outlet store revenues are recognized at the time of sale.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company does not currently use derivatives or hedges and the impact and timing of adopting SFAS No. 133 on its financial statements has not been determined.

Note 3.  Restructuring Costs

In 1999, the Company recorded a provision for restructuring of $4,039 related the Company's 1998 decision to focus primarily on it Perry Ellis men's apparel business. The restructuring charge related primarily to employee costs of $3,898 that could not be accrued in 1998, as the employees were not notified until 1999. In addition, $161 of the charge was related to the write off of store fixtures and the closing of the operations in Canada. During 1999 the Company used approximately $5,671 of its restructuring reserves related to severance and employee costs of $4,080, lease payments of $753 offset by $389 of gains from the sale of fixed assets, royalties of $452 and the remaining balance for other restructuring costs. At the end of fiscal 1999, $2,308 remained in the reserve of which approximately $850 relates to severance and other employee related costs, $600 for lease buy outs and other asset related disposal costs and $858 for other restructuring items.

Assets held for sale at January 1, 2000 relates to the building in Andalusia, Alabama. The Company is investigating, through various channels, an efficient and timely disposal/sale of this building. Additional costs of $119 are anticipated due to holding the Andalusia facility and additional employee related expenses of $212 were accrued and are anticipated for 2000. These additional costs were offset by the favorable results of settlements of royalties and other restructuring liabilities of $140 and $191, respectively. Activity in the accrued reserve for restructuring for fiscal 1999 is as follows:

                              Balance               First Quarter                  Balance
                              1/2/99       Uses        Provisions      Other       1/1/00

Lease payments and
other property costs         $   845     $   (753)      $  (389)      $  508      $   600
Royalties                        592         (452)           --         (140)          --
Severance                        840       (4,080)        3,878          212          850
Other                          1,274         (386)          161         (191)         858
                             -------    ----------     --------       -------    --------

                              $3,551      $(5,671)       $4,039       $  389       $2,308
                              ======      ========       ======       ======       ======

In 1998, the Company recorded a provision for restructuring of $24,825 related to the decision of the Company to focus primarily on its Perry Ellis men's apparel business. As a result, the Company has substantially exited its other businesses. During 1999, Salant sold its John Henry and Manhattan businesses pursuant to a Purchase and Sale Agreement dated December 28, 1998 (subject to and subsequently approved by the Bankruptcy Court on February 26, 1999). These businesses included the John Henry, Manhattan and Lady Manhattan trade names and the related goodwill, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. These assets had a net book value of $43,184 (consisting of $29,979 for goodwill, $9,680 for licenses and $3,525 for fixed assets) and were sold for $27,000, resulting in a loss of $16,184. At the end of fiscal 1998 the net realizable value of $27,000 for these assets was included in the consolidated balance sheet as assets held for sale. The assets not sold in this transaction were also included as assets held for sale and are recorded at their estimated net realizable value of $1,400 at January 2, 1999.

In addition to the $16,184 charge noted above, the restructuring provision consisted of (i) $6,305 of additional property, plant and equipment write-downs,
(ii) $2,936 for the write off of other assets, severance costs, lease exit costs and other restructuring costs and (iii) offset by $600 from the reversal of previously recorded restructuring reserves primarily resulting from the settlement of liabilities for less than the carrying amount and the gain on the sale of the Thomson manufacturing and distribution facility.

In 1997, the Company recorded a provision for restructuring of $2,066, consisting of (i) $3,530 related to the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores, consisting primarily of asset write-offs and future payments related to non-cancelable operating leases, offset by (ii) a $1,464 reversal of previously recorded restructuring reserves, including $300 in the fourth quarter, primarily resulting from the settlement of liabilities for less than the carrying amount. As of January 3, 1998, $1,579 remained in the restructuring reserve, all relating to the retail outlet store closings.

Note 4.  Extraordinary Gain

In the second quarter of 1999, the Company recorded an extraordinary gain of $24,703 related to the conversion of the Senior Notes and the related unpaid interest into equity, as described in Note 1.

Pursuant to the Plan, the Noteholders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution, in full satisfaction of all of the outstanding principal amount ($104,879), plus all accrued and unpaid interest ($14,824) on the Senior Notes. As a result, pursuant to the Plan, 9,500,000 shares of the New Common Stock, were distributed to the holders of Salant's Senior Notes.

In 1997, the Company recorded an extraordinary gain of $2,100, including $1,500 in the fourth quarter, related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the 1990 Chapter 11 proceeding.

Note 5.  Inventories

                                                                          January 1,            January 2,

                                                                                2000                  1999

Finished goods                                                             $  25,385             $  42,022
Work-in-process                                                               10,208                17,225
Raw materials and supplies                                                     6,076                10,343
                                                                         -----------            ----------
                                                                           $  41,669             $  69,590
                                                                           =========             =========

Finished goods inventory includes in transit merchandise of $1,501 and $1,858 at January 1, 2000 and January 2, 1999, respectively.


Note 6.  Property, Plant and Equipment

                                                                          January 1,            January 2,
                                                                                2000                  1999

Land and buildings                                                        $    6,851             $   6,404
Machinery, equipment, furniture
  and fixtures                                                                16,769                15,088
Leasehold improvements                                                         5,290                 4,172
                                                                         -----------           -----------
                                                                              28,910                25,664
Less accumulated depreciation and amortization                                14,725                13,293
                                                                          ----------             ---------
                                                                           $  14,185             $  12,371
                                                                           =========             =========

Note 7.  Other Assets

                                                                          January 1,             January 2
                                                                                2000                  1999
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $4,232 in 1999 and $3,828 in 1998                                        $    6,929             $   7,333
Trademarks and license agreements,
 net of accumulated amortization of
 $1,342 in 1999 and $1,227 in 1998                                             3,258                 3,373
Other                                                                          4,100                 3,355
                                                                         -----------           -----------
                                                                           $  14,287             $  14,061
                                                                           =========             =========

In fiscal 1998, the unamortized portion of intangible assets related to the non-Perry Ellis menswear operations amounting to $39,952 ($29,979 representing the excess of cost over net assets acquired, $9,680 representing licenses and $293 representing trademarks) were included in the restructuring charge as discussed in Note 3.

Note 8.  Accrued Salaries, Wages and Other Liabilities

                                                                          January 1,            January 2,
                                                                                2000                  1999

Accrued salaries and wages                                                 $   4,247             $   5,491
Accrued pension and retirement benefits                                        2,055                 1,972

Workers Compensation                                                           2,163                 2,526

Other accrued liabilities                                                      3,286                 3,092
                                                                          ----------            ----------
                                                                            $ 11,751              $ 13,081
                                                                            ========              ========

Note 9.  Financing Agreements

Upon commencement of the 1998 Case, Salant filed a motion seeking the authority of the Bankruptcy Court to enter into a revolving credit facility with The CIT Group/Commercial Services, Inc. ("CIT"), Salant's existing working capital lender pursuant to and in accordance with the terms of the Ratification and Amendment Agreement, dated as of December 29, 1998 (the "Amendment") which, together with related documents are referred to as the "CIT DIP Facility," effective as of the Filing Date, which would replace the Company's existing working capital facility under its then existing credit agreement. On December 29, 1998, the Bankruptcy Court approved the CIT DIP Facility on an interim basis and on January 19, 1999 the Bankruptcy Court approved the CIT DIP Facility on a final basis.

On May 11, 1999, the effective date, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998 which replaced the CIT DIP Facility.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with at least a $35 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of the Comapny. The Credit Agreement has an initial term of three years.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Reference Rate or 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at January 1, 2000.

Pursuant to the Credit Agreement, the Company paid or will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a commitment fee of $325 thousand; (iv) an unused line fee of .25%; (v) an agency fee of $100 thousand (only for the second and third years of the term of the Credit Agreement); (vi) a collateral management fee of $8,333 per month; and (vii) a field exam fee of $750 per day plus out-of-pocket expenses

On January 1, 2000, there were no direct borrowings outstanding, letters of credit outstanding under the Credit Agreement were $30,093 and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $16,497. In addition to the unused availability, the Company had $30,116 of cash available to fund its operations. On January 2, 1999, direct borrowings and letters of credit outstanding under the Credit Agreement were $38,496 and $24,325, respectively, and the Company had unused availability of $13,022. The weighted average interest rate on borrowings under the Credit Agreement for the years ended January 1, 2000 and January 2, 1999 was 8.7% and 8.4%, respectively.

In addition to the financial covenants discussed above, the Credit Agreement contains a number of other covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends.

Note 10.  Long-Term Debt

On September 20, 1993, the Company issued $111,851 principal amount of Senior Notes. The Senior Notes could be redeemed at any time prior to maturity, in whole or in part, at the option of the Company, at a premium to the principal amount thereof plus accrued interest. The Senior Notes were due on December 31, 1998 and as of January 2, 1999, $104,879 of principal and $14,703 in interest was outstanding and included in liabilities subject to compromise. In fiscal 1999 pursuant to the Plan, the Company converted the Senior Notes and the outstanding interest into equity. (See additional discussion in Note 1. - Financial Reorganization)

On April 22, 1998, the Company filed a registration statement on Form S-4 in order to facilitate the debt restructuring of the Senior Notes due December 31, 1998. Thereafter, Salant filed amendments to the registration statement on May 10, 1998, May 26, 1998 and August 31, 1998. In consideration of, among other things, the significant additional time required to consummate such transactions and the occurrence of certain events (including, but not limited to, a reduction in the value of certain of Salant's business units) that caused the Company, its noteholders and shareholders to seek an alternative debt restructuring process through chapter 11 proceedings. In connection with the S-4 filing the Company incurred $8,633 relating to the efforts to restructure the debt through the registration statement process, which were charged to expense in the fourth quarter of 1998.

Note 11. Significant Customers

The Company's principal business is the designing, manufacturing, importing and marketing of men's apparel. The Company currently sells its products to retailers, including department and specialty stores, and for a portion of 1999 made limited sales of certain products to national chains, major discounters and mass volume retailers, throughout the United States. The Company also operates 28 retail outlet stores in various parts of the United States. Foreign operations, other than sourcing, are not significant.

In 1999 approximately 19% of the Company's sales were made to Federated Department Stores, Inc. ("Federated") and approximately 18% of the Company's sales were made to Dillards Corporation ("Dillards"). Also in 1999, approximately 16% of the Company's sales were made to the May Company ("May") and approximately 13% of the Company's sales were made to Marmaxx Corporation ("Marmaxx"). In 1998 and 1997, approximately 20% and 19% of the Company's sales were made to Sears, Roebuck & Company ("Sears"), respectively and approximately 11% and 10% of the Company's sales were made to Dillards for 1998 and 1997, respectively. Also in 1998 and 1997, approximately 14% and 12% of the Company's sales were made to Federated, respectively and approximately 10% and 11% of the Company's sales were made to Marmaxx for 1998 and 1997, respectively.

No other customer accounted for more than 10% of sales during 1999, 1998 or 1997.

Note 12.  Income Taxes

The provision for income taxes consists of the following:

                                                    January 1,             January 2,           January 3,
2000                                                      1999                   1998
Current:
 Federal                                             $     (20)                $ (109)              $  (34)
 State                                                      --                     --                   --
 Foreign                                                   265                    249                  201
                                                         -----                -------               ------
                                                        $  245                 $  140                $ 167
                                                        ======                 ======                =====

The following is a reconciliation of the tax provision/(benefit) at the statutory Federal income tax rate to the actual income tax provision:

                                                          1999                   1998                 1997
                                                       ----------              --------             ------


Income tax benefit, at 34%                               $(647)              $(19,256)             $(3,589)

Loss producing no current tax benefit                      647                 19,256                3,589
Tax refunds from prior years                               (20)                  (109)                 (34)
Foreign taxes                                              265                    249                  201
                                                   -----------             ----------           ----------

Income tax provision                                $      245              $     140            $     167
                                                    ==========              =========            =========

The following are the tax effects of significant items comprising the Company's net deferred tax asset:

                                                                          January 1,            January 2,
                                                                                2000                  1999

Deferred tax liabilities:
 Differences between book and tax basis of property                       $   (2,237)            $  (3,575)
                                                                          ----------             ---------

Deferred tax assets:
 Reserves not currently deductible                                            14,427                24,419
 Operating loss carryforwards                                                 45,517                58,886
 Tax credit carryforwards                                                      1,764                 1,764
 Expenses capitalized into inventory                                           4,296                 3,800
                                                                           ---------            ----------
                                                                              66,004                88,869
                                                                            --------             ---------
Net deferred tax asset                                                        63,767                85,294
Valuation allowance                                                          (63,767)              (85,294)
                                                                            --------             ---------
Net deferred tax asset                                                  $         --         $          --
                                                                        ============         =============

At January 1, 2000, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $116,707, expiring from 2000 to the year 2019, which can be used to offset future taxable income. To the extent any of these NOLs relate to the acquisition of Manhattan Industries in April 1988, their utilization will reduce the remaining balance of approximately $10,100 of intangible assets recorded in connection with the acquisition.

The Manhattan Industries acquisition and the 1990 bankruptcy and subsequent consummation have caused an "ownership change" for federal income tax purposes. As a result, the use of any NOLs existing at the date of the ownership change to offset future taxable income is limited by section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). The $116,707 of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $116,707 of NOLs, $87,700 is subject to annual usage limitations under Section 382 of approximately $7,200.

Additionally, by virtue of the consummation of the Plan, a second ownership change under Section 382 has occurred during fiscal 1999. As a result, the utilization of the NOLs and tax credit carryforwards could be subject to additional limitations, which could reduce their use.

In addition, at January 1, 2000, the Company had available tax credit carryforwards of approximately $1,764 which expire between 2000 and 2010. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

Note 13.  Employee Benefit Plans

Pension and Retirement Plans

The Company has several defined benefit plans for virtually all full-time salaried employees and certain non-union hourly employees. The Company's funding policy for its plans is to fund the minimum annual contribution required by applicable regulations.

The Company also has a non-qualified supplemental retirement and death benefit plan covering certain employees that was terminated during 1998. The funding for this plan was based on premium costs of related insurance contracts.

The reconciliation of the funded status of the plans at January 1, 2000 and January 2, 1999 is as follows:

                                                                                1999                  1998
                                                                             ----------            -------

Change in Projected Benefit Obligation (PBO)
During Measurement Period
PBO, November 30 of previous year                                             51,151           $    49,862
Service Cost                                                                     760                 1,000
Interest Cost                                                                  3,290                 3,307
Actuarial (Gain)/Loss                                                         (4,890)                   24
Plan Curtailment                                                              (2,000)                  (70)
Plan Settlement                                                                   --                  (332)
Benefits Paid                                                                 (2,756)               (2,640)
                                                                          -----------         ------------
PBO, November 30                                                           $  45,555            $   51,151
                                                                           =========            ==========

Change in Plan Assets During the Measurement Period
Plan Assets at Fair Value, November 30
 of previous year                                                                                  $45,282
$    42,295
Actual Return on Plan Assets                                                   4,560                 2,299
Employer Contribution                                                          1,119                 3,586
Benefits Paid                                                                 (2,756)               (2,898)
                                                                          ----------           -----------
Plan Assets at Fair Value, November 30                                     $  48,205            $   45,282
                                                                           =========            ==========



The reconciliation of the Prepaid/(Accrued) plans at January 1, 2000 and January 2, 1999 is as follows:

                                                                                1999                  1998
                                                                                ----                  ----

Reconciliation of Prepaid/(Accrued)
Funded Status of the Plan                                                  $   2,650            $   (5,868)
Unrecognized Net (Gain)/Loss                                                     155                 8,141
Unrecognized Prior Service Cost                                                 (456)               (1,031)
Unrecognized Net Transition (Asset)/Obligation                                   178                   411
                                                                         -----------          ------------
Net Amount Recognized                                                      $   2,527            $    1,653
                                                                           =========            ==========

Prepaid Benefit Cost                                                           2,227            $    1,683
Accrued Benefit Liability                                                     (2,501)               (3,886)
Accumulated Other Comprehensive Income                                         2,801                 3,856
                                                                          ----------           -----------
Net Amount Recognized                                                      $   2,527            $    1,653
                                                                           =========            ==========


Components of Net Periodic Benefit Cost for Fiscal Year

                                                          1999                  1998                  1997
                                                          ----                  ----                  ----

Service Cost                                               760            $    1,000             $   1,050
Interest Cost                                            3,290                 3,307                 3,272
Expected Return of Plan Assets                          (3,707)               (3,427)               (3,027)
Amortization of Unrecognized:
   Net (Gain)/Loss                                         244                   266                   233
   Prior Service Cost                                      (79)                 (111)                 (111)
   Net Transition (Asset)/Obligation                        36                    71                    71
Settlement Gain                                             --                   (92)                    -
Curtailment (Gain)/Loss                                   (299)                  101                     -
                                                    -----------          -----------        --------------
Net Periodic Pension Cost                           $      245             $   1,115            $    1,488
                                                    ==========             =========            ==========

Other Comprehensive Income                           $   1,055            $     (348)          $      (326)

Accrued Benefit Obligation, November 30               $ 43,814              $ 46,878             $  46,042

Assumptions used in accounting for defined benefit pension plans are as follows:

                                                   1999        1999       1998       1998       1997       1997
                                                   Non-      Qualified    Non-     Qualified    Non-     Qualified
                                                 Qualified     Plans    Qualified    Plans    Qualified    Plans
                                                   Plans                  Plan                  Plan

Discount rate                                      7.5%        7.5%       6.75%      6.75%      7.0%       7.0%
Rate of increase in compensation levels             N/A        5.0%        N/A       5.0%        N/A       5.0%
Expected long-term rate of return on assets        8.5%        8.5%       8.5%       8.5%       8.0%       8.5%


Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consisted of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $3,056, $3,184 and $3,839 in 1999, 1998 and 1997, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market mutual fund, a fixed income fund, the Company's common stock and/or selected mutual funds. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 1999, 1998 and 1997 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $140, $198 and $218, respectively.

Note 14.  Stock Options and Shareholder Rights

Pursuant to the Plan, on the Effective Date, all existing stock options for the Old Common Stock were cancelled and the Company established, subject to shareholder approval and in accordance with the description set forth in the Plan, the Salant Corporation 1999 Stock Award and Incentive Plan (the "Incentive Plan"). The Plan provides that Salant will reserve 10% of the outstanding New Common Stock, on a fully diluted basis, as of the Effective Date, in order to create new employee stock and stock option plans for the benefit of the members of management and the other employees of Salant. In addition, the Plan provides that, on the Effective Date, a management stock option plan will be authorized pursuant to which options to acquire a certain percentage of such 10% reserve will be granted to (i) the directors of Salant and (ii) those members of management of Salant selected by executive management and approved by the non-management members of the board of directors of Salant. The Plan also provides that the decision to grant any additional stock options from the balance of the 10% reserve referred to above, and the administration of the stock plans, will be at the discretion of the non-management members of the board of directors of Salant.

The following table summarizes stock option transactions during 1997, 1998 and 1999:

                                                                                                 Weighted
                                                                                                  Average
                                                                                                  Exercise
                                                          Shares             Price Range             Price

Options outstanding at December 28, 1996                 1,033,740         $1.625-15.125         $6.56
Options granted during 1997                              1,316,900         $2.0625-4.125         $3.65
Options exercised during 1997                              (76,500)         $1.625-2.625         $2.56
Options surrendered or cancelled during 1997              (930,747)        $2.625-15.125         $6.54
                                                         ---------
Options outstanding at January 3, 1998                   1,343,393        $2.0625-12.875         $3.95
Options granted during 1998                                 10,000               $1.7188         $1.72
Options exercised during 1998                                    0
Options surrendered or canceled during 1998                (87,026)         $2.25-12.875         $5.15
                                                           -------
Options outstanding at January 2, 1999                   1,266,367          $1.7188-9.82         $3.85
Options cancelled due to reorganization - 1999          (1,266,367)         $1.7188-9.82         $3.85
Options granted during 1999                              1,814,554          $4.125-5.875         $4.99
Options exercised during 1999                                    0
Options surrendered or canceled during 1999               (895,609)               $5.875         $5.88
                                                        -----------
Options outstanding at January 1, 2000                     914,945          $4.125-5.875         $4.13

Options exercisable at January 1, 2000                     406,389          $4.125-5.875         $4.14
                                                     =============

Options exercisable at January 2, 1999                     513,526        $2.0625-12.875         $4.21
                                                     =============

The 895,609 of options shown in the above table as "surrendered or canceled" during 1999 reflect 890,277 of options that were issued at $5.875 and repriced to $4.125 all within fiscal 1999.


The following tables summarize information about outstanding stock options as of January 1, 2000 and January 2, 1999:

                                                 Options Outstanding                        Options Exercisable

                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                      Outstanding at   Contractual Life      Average      Exercisable at       Average
                                                       ----------------
      Range of Exercise Price             1/1/00                            Exercise          1/1/00        Exercise Price
                                                                              Price

           $4.125-5.875                       914,945               9.43         $4.130            406,389          $4.136


                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                     Outstanding at    Contractual Life      Average      Exercisable at       Average
                                                   -   ----------------
      Range of Exercise Price             1/2/99                            Exercise          1/2/99        Exercise Price
                                                                              Price

          $1.7188 -$2.75                      300,300               8.56         $2.495            100,299          $2.529
          $2.813 - $4.00                      453,900               8.11          3.849            201,060           3.809
              $4.125                          400,000               8.22          4.125            100,000           4.125
           $4.25 - $5.88                       45,167               3.86          5.459             45,167           5.459
          $6.69 - $ 9.82                       67,000               4.82          7.245             67,000           7.245

         $1.7188 - $ 9.82                   1,266,367               7.93           3.85            513,526            4.21

In summary, as of January 1, 2000, there were 914,945 shares of Common Stock reserved for the exercise of stock options and 196,166 shares of Common Stock reserved for future grants of stock options or awards.

All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1999 and 1998 was $5.88 and $1.45, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 6.00%,5.16% and 5.75%; expected dividend yield of 0%, for all years; expected life of 5.75,4.46 years and 4.62 years; and expected volatility of 316%, 106%, and 49%. The outstanding stock options at January 1, 2000 have a weighted average contractual life of 9.42 years.

The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income/(loss) for 1999, 1998 and 1997 would have been $16.687, ($74,069) and ($19,070), respectively.
The Company's pro forma net income/(loss) per share based upon the New Common Stock for 1999, 1998 and 1997 would have been $1.67, ($7.41) and ($1.91), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


Note 15.  Deferred Liabilities

                                                                          January 1,            January 2,
                                                                                2000                  1999

Deferred pension obligations                                                   2,801                 3,856

Other deferred liabilities                                                        18                   154

Deferred rent                                                                  1,314                 1,263
                                                                              ------                 -----
                                                                               4,133                 5,273
                                                                              ======                ======

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

In  1999,  1998  and  1997,  rental  expense  was  $5,144,  $7,008  and  $7,689, respectively. As of January 1, 2000, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

                           Fiscal Year

                           2000                                               $    4,398
                           2001                                                    4,232
                           2002                                                    4,078
                           2003                                                    3,966
                           2004                                                    3,737
                           Thereafter                                           _ 25,149
                                                                                --------
                              Total (Not reduced by minimum                    $  45,560
                                                                               =========
                                             sublease rentals of 21,268)

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,102 in 2000 and $380 in 2001. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 17.  Discontinued Operations

In December 1998, the Company discontinued the operations of the Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the DR. DENTON and OSHKOSH B'GOSH trademarks, and sleepwear and underwear under the JOE BOXER trademark. For fiscal 1999, the Company recognized a charge of $2.0 million for additional expenses incurred during the phase out period and additional expenses needed to dispose of the assets related to the Children's business. At the end of Fiscal 1999, $941 thousand remained in the reserve of which approximately $300 thousand was for severance and the remaining balance related to the disposal of assets. For Fiscal 1998, the Company recognized a charge of $15.9 million reflecting the discontinuance of the Children's Group. Of the $15.9 million, $10.2 million related to the operations prior to the date the decision was made to discontinue the business and $5.7 million represented estimated future losses during the phase-out period. The $5.7 million was comprised of (i) write-off of assets of $2.9 million, (ii) estimated loss from operations of $1.6 million, (iii) severance of $1.5 million and (iv) royalty and lease payments of $1.5 million, offset by $1.8 million for the sale of the Dr. Denton trademark. No income tax benefits have been allocated to the division.

Pursuant to a purchase and sale agreement dated January 14, 1999, the Company sold, all of Salant's right to, title and interest in, certain assets (Dr. Denton trademark, selected inventory and machinery and equipment) of the Children's Group. Inventory not sold above has been or will be sold during the phase-out period. Accounts receivable, prepaids, accounts payable and accrued liabilities will be collected or paid through the normal course of business. Property, plant and equipment has been written down to its estimated net realizable value and the Company is actively pursuing the disposal of these assets.

 In June 1997, the Company discontinued the operations of the Made in the Shade division, which produced and marketed women's junior sportswear. The loss from operations of the division in 1997 was $8,136, which included a charge of $4,459 for the write-off of goodwill. Additionally, in 1997, the Company recorded a charge of $1,330 to accrue for expected operating losses during the phase-out period. Substantially all assets and liabilities were settled in fiscal year 1997 with the balance resolved in early fiscal year 1998.

The Made in the Shade division's results for 1998 and 1997, as well as the Salant Children's division's results for 1999, 1998 and 1997 are summarized as follows (no income tax benefits have been allocated to the divisions):

                                                               1999               1998             1997
                                                             ------               ----             ----

Net Sales
   Children's                                                     5,493           42,766          $ 49,265
   Made in the Shade                                                 --               --             2,822
                                                              ---------     ------------        ----------
Total                                                             5,493           42,766          $ 52,087
                                                                 ======          =======          ========

Net Income/(Loss) from operations
   Children's                                                    (1,955)         (10,163)        $  (2,328)

   Made in the Shade                                                 --               --            (8,136)
                                                             ----------     ------------        -----------

Total                                                            (1,955)         (10,163)         $(10,464)
                                                                 ======          =======          ========

Net (liabilities)/assets of discontinued operations in the 1999 and 1998 consolidated balance sheets include:

                                                                 1999              1998
                                                                 ----              ----

         Net accounts receivable                           $         --          $ 3,833
         Net inventory                                               --            5,698
         Prepaids and other                                          24              999
         Assets held for Sale                                        86            2,826
                                                               --------         --------

         Assets                                                     110           13,356
                                                                -------           ------

         Accounts payable                                           193            1,374
         Accrued liabilities                                        285              394
         Reserve for future phase-out losses                        941            4,728
                                                                -------          -------

         Liabilities                                              1,419            6,446
                                                                 ------           ------

         Net (Liabilities)/Assets                              $ (1,309)         $ 6,860
                                                                ========          ======

Note 18.  Accumulated Other Comprehensive Income

                                                                                                    Accum-
                                                                   Foreign         Minimum        ulated
                                                                   Currency       Pension          other
                                                                  Translation    Liability       Compre-
                                                                   Adjust-        Adjust-         hensive
                                                                    ments          ments           Income

1999

  Beginning of the year balance                                   $(197)         $(3,856)          $(4,053)
  12 month change                                                    54            1,055             1,109
                                                                -------         --------          --------
  End of the year balance                                         $(143)         $(2,801)          $(2,944)
                                                                  ======         =======           =======

1998

  Beginning of the year balance                                 $     6          $(3,508)          $(3,502)
  12 month change                                                  (203)            (348)             (551)
                                                                  ------       ----------        ----------
  End of the year balance                                         $(197)         $(3,856)          $(4,053)
                                                                  ======         ========          ========

1997

  Beginning of the year balance                                  $   76          $(3,182)          $(3,106)
  12 month change                                                   (70)            (326)             (396)
                                                                 -------       ----------        ----------
  End of the year balance                                       $     6          $(3,508)          $(3,502)
                                                                ========         ========          ========




Note 19.  Quarterly Financial Information (Unaudited)

                        Fiscal year ended January 1, 2000

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $248,370      $50,671       $57,297      $61,820      $78,582
Gross profit                                   55,979       15,267        14,111        9,768       16,833
Net income/(loss)                              20,600        1,859         2,371       22,141       (5,771)
Pro forma diluted earnings/(loss) per share     $2.06        $0.19        $0.24        $2.21         $0.58

                        Fiscal year ended January 2, 1999

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.
Net sales                                    $300,586      $73,935       $80,344      $69,362      $76,945
Gross profit                                   62,394        8,899        20,862       16,665       15,968
Net income/(loss)                             (72,662)     (67,887)        2,090       (3,568)      (3,297)
Pro forma diluted earnings/(loss) per share    $(7.27)      $(6.79)       $0..21      $(0..36)      $(0..33)


Reference is made to Notes 3, 4 and 10 concerning fourth quarter adjustments during the years ended January 1, 2000 and January 2, 1999.

Note 20. Legal Proceedings

The Company is a defendant in several legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. In addition, the Company notes the following legal proceedings.

1. Bankruptcy Case. On the Filing Date, Salant filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 98-10107 (CB)). The Company filed its Plan on the Filing Date and the Plan was confirmed by the Bankruptcy Court on April 16, 1999. The Plan was consummated on the Effective Date. The 1998 Case is currently pending under the caption In re Salant Corporation, Chapter 11 Case No. 98-10107 (CB). All pre-Filing Date non-disputed and allowed claims against Salant have been or will be satisfied pursuant to the terms of the Plan. Salant has filed, and expects to continue to file, objections to all disputed pre-Filing Date claims asserted against Salant in the 1998 Case.

2. Rodriguez-Olvera Action. The Company was a defendant in a lawsuit captioned Maria Delores ------------------------- --------------- Rodriguez-Olvera, et al.
v. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District ------------------------------------------------- Court of Maverick County,
Texas (the "Rodriguez-Olvera Action"). The plaintiffs in the Rodriguez-Olvera Action asserted personal injury, wrongful death, and survival claims arising out of a bus accident that occurred on June 23, 1997 wherein fourteen persons were killed and twelve others claimed injuries. The Rodriguez-Olvera plaintiffs sought compensation from the Company for those deaths and injuries. The Company's insurers agreed to pay (and the Company has been informed that they did pay) $30 million to settle this matter in September 1999, and the Rodriguez-Olvera Action has been dismissed.

The Company is also a defendant in a related declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"), relating to the Company's insurance coverage for the claims that were the subject of the Rodriguez-Olvera Action. In the Hartford Action, the Company's insurers seek a declaratory judgment that the claims asserted in the Rodriguez-Olvera Action are not covered under the policies that the insurers had issued. The Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action, and as indicated above, paid $30 million to settle the case without prejudice to their positions in the Hartford Action. Currently, there are discussions being held with a view to reaching an agreement for the settlement of the Hartford Action; if the settlement proposal is achieved as contemplated, management believes there will be no material impact on the Company's financial position or the results of operations. Pending such a action, Salant's insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of such insurers will seek recourse against Salant.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2000 annual meeting of shareholders.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2000 annual meeting of shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2000 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2000 annual meeting of shareholders.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

Exhibits.

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Independent Auditors' Report

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Shareholders' Equity/(Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

The following Financial Statement Schedule for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 is filed as part of this Annual Report:

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                       SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                               COLUMN B                  COLUMN C               COLUMN D               COLUMN E
--------                               --------    ------------------------------------  -------               --------

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period
                                    ----------      ---------  ------------------     -----------              ---------

YEAR ENDED JANUARY 1, 2000:

Accounts receivable allowance
  for doubtful accounts                  $2,661           $260             $ --          $502 (A)                 $2,419

Reserve for business restructuring       $3,551         $4,039             $ --        $5,282 (B)                 $2,308

YEAR ENDED JANUARY 2, 1999:

Accounts receivable - allowance
  for doubtful accounts                  $2,094         $2,769            $  --        $2,202 (A)                 $2,661

Reserve for business restructuring     $2,764          $24,825            $  --       $24,038 (B)                 $3,551

YEAR ENDED JANUARY 3, 1998:

Accounts receivable allowance
  for doubtful accounts                  $2,806           $195             $ --          $907 (A)                 $2,094

Reserve for business restructuring       $2,969         $2,066             $ --        $2,271 (B)                 $2,764



NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended January 1, 2000.


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

2.3            Chapter 11 Plan of Reorganization                 Exhibit 2.3 to Form 8-K dated
               for Salant Corporation, dated                     December 29, 1998.
               December 29, 1998.

2.4            Disclosure Statement for Chapter 11               Exhibit 2.4 to Form 8-K dated
               Plan of Reorganization, dated                     December 29, 1998.
               December 29, 1998.

2.5            First Amended Chapter 11 Plan of                  Exhibit 2.5 to Form 8-K dated
               Reorganization for Salant                         April 30, 1999.
               Corporation, dated
               February 3, 1999.

2.6            First Amended Disclosure
               Statement for Chapter 11 Plan
               of Reorganization for Salant
               Corporation, dated
               February 3, 1999.

2.7            Order Pursuant to Section 1129                    Exhibit 99.3 to Salant
               of the Bankruptcy Code Confirming                 Corporation's Current Report on
               the First Amended Plan of                         Form 8-K dated April 30, 1999.
               Reorganization of Salant
               Corporation, dated
               April 16, 1999.

3.1            Form of Amended and                               Included as Exhibit
               Restated Certificate of                           D-1 to Exhibit 2
               Incorporation of Salant                           to Form 8-A dated
               Corporation.                                      July 28, 1993.

3.2            Form of Bylaws, as amended, of                    Exhibit 3.2 to Form 10-K
               Salant Corporation, effective                     dated March 24, 1995
               September 21, 1994.

3.3            Amended and Restated                              Exhibit 1.1 to
               Certificate of                                    Form 8-A dated
               Incorporation of                                  May 12, 1999
               Salant Corporation,
               effective May 11, 1999.

3.4            Amended and Restated                              Exhibit 1.2 to
               By-laws of Salant                                 Form 8-A dated
               Corporation, effective                            May 12, 1999
               May 11, 1999.

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

10.43          Agreement between Salant                          Exhibit 99.4 to Current Report on
               Corporation and Pension Benefit                   Form 8-K dated April 30, 1999.
               Guaranty Corporation, dated
               March 24, 1999.

10.44          Amended and Restated Revolving                    Exhibit 10.43 to Form 10-Q, dated
               Credit and Security Agreement,                    May 17, 1999.
               dated May 11, 1999.

10.45          Employment Agreement, dated
               February 1, 1999, between
               Awadhesh Sinha and Salant
               Corporation. *

10.46          Employment Agreement, dated as
               of May 17, 1999, between Michael
               Setola and Salant Corporation. *

10.47          Letter Agreement, dated July 1, 1999,
               amending the Employment Agreement,
               dated February 1, 1999, between
               Awadhesh Sinha and Salant
               Corporation. *

21             List of Subsidiaries of the Company

27             Financial Data Schedule

* constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SALANT CORPORATION

Date: May 30, 2000                                  By: /s/ Awadhesh Sinha
                                                    -------------------
                                                    Awadhesh Sinha
                                                    Chief Financial Officer and
                                                    Chief Operating Officer

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

         Signature                             Title

         /s/  Michael Setola         Chairman of the Board,
         Michael Setola              and Chief Executive Officer
                                    (Principal Executive Officer); Director

         /s/  Awadhesh Sinha         Chief Financial Officer
         Awadhesh Sinha              and Chief Operating Officer
                                    (Principal Financial and Accounting Officer)




         /s/   Talton Embry                        /s/  Raymond Empson

         Talton Embry      Director                Raymond Empson      Director


         /s/  Ben Evans                           /s/  Rose Lynch

         Ben Evans         Director               Rose Lynch           Director




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS


                                       to


                                    FORM 10-K


                     FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

2.3            Chapter 11 Plan of Reorganization                 Exhibit 2.3 to Form 8-K dated
               for Salant Corporation, dated                     December 29, 1998.
               December 29, 1998.

2.4            Disclosure Statement for Chapter 11               Exhibit 2.4 to Form 8-K dated
               Plan of Reorganization, dated                     December 29, 1998.
               December 29, 1998.

2.5            First Amended Chapter 11 Plan of                  Exhibit 2.5 to Form 8-K dated
               Reorganization for Salant                         April 30, 1999.
               Corporation, dated
               February 3, 1999.

2.7            First Amended Disclosure
               Statement for Chapter 11 Plan
               of Reorganization for Salant
               Corporation, dated
               February 3, 1999.

2.8            Order Pursuant to Section 1129                    Exhibit 99.3 to Salant
               of the Bankruptcy Code Confirming                 Corporation's Current Report on
               the First Amended Plan of                         Form 8-K dated April 30, 1999.
               Reorganization of Salant
               Corporation, dated
               April 16, 1999.

3.1            Form of Amended and                               Included as Exhibit
               Restated Certificate of                           D-1 to Exhibit 2
               Incorporation of Salant                           to Form 8-A dated
               Corporation.                                      July 28, 1993.

3.2            Form of Bylaws, as amended, of                    Exhibit 3.2 to Form 10-K
               Salant Corporation, effective                     dated March 24, 1995
               September 21, 1994.

3.3            Amended and Restated                              Exhibit 1.1 to
               Certificate of                                    Form 8-A dated
               Incorporation of                                  May 12, 1999
               Salant Corporation,
               effective May 11, 1999.

3.4            Amended and Restated                              Exhibit 1.2 to
               By-laws of Salant                                 Form 8-A dated
               Corporation, effective                            May 12, 1999
               May 11, 1999.

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

10.43          Agreement between Salant                          Exhibit 99.4 to Current Report on
               Corporation and Pension Benefit                   Form 8-K dated April 30, 1999.
               Guaranty Corporation, dated
               March 24, 1999.

10.44          Amended and Restated Revolving                    Exhibit 10.43 to Form 10-Q, dated
               Credit and Security Agreement,                    May 17, 1999.
               dated May 11, 1999.

10.45          Employment Agreement, dated
               February 1, 1999, between
               Awadhesh Sinha and Salant
               Corporation. *

10.46          Employment Agreement, dated as
               of May 17, 1999, between Michael
               Setola and Salant Corporation. *

10.47          Letter Agreement, dated July 1, 1999,
               amending the Employment Agreement,
               dated February 1, 1999, between
               Awadhesh Sinha and Salant
               Corporation. *

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