Form 10-Q
period 2000-04-01
SALANT CORP
filed 2000-05-12
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No -

As of April 28, 2000, there were outstanding 9,901,140 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Comprehensive Income/(Loss)

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

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

                                                                4


                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                                     Three Months Ended
                                                                                                  April 1,         April 3,
                                                                                                      2000             1999
                                                                                                 ---------        ---------

Net sales                                                                                        $  56,656        $  78,582
Cost of goods sold                                                                                  43,015           61,749
                                                                                                 ---------        ---------

Gross profit                                                                                        13,641           16,833

Selling, general and
 administrative expenses                                                                           (12,049)         (16,744)
Royalty income                                                                                          40            1,077
Goodwill amortization                                                                                 (130)            (130)
Provision for restructuring (Note 5)                                                                    --           (4,039)
Other (expense)/income                                                                                 (12)              15
                                                                                                  --------        ---------

Income/(Loss) from continuing operations before
 interest and income taxes                                                                           1,490           (2,988)

Interest (income)/expense, net                                                                        (251)             806
                                                                                                  --------        ---------

Income/(Loss) from continuing operations
 before income taxes                                                                                 1,741           (3,794)

Income taxes                                                                                            --               22
                                                                                                  --------       ----------

Income/(Loss) from continuing operations                                                             1,741           (3,816)

Loss from discontinued operations                                                                       --           (1,955)
                                                                                                  --------        ---------

Net income/(loss)                                                                                $   1,741        $  (5,771)
                                                                                                 =========        =========

Basic and diluted income/(loss) per share (Note 7):
Income/(loss) per share from continuing operations                                               $    0.18         $   (0.38)
Loss per share from discontinued operations                                                      _      --             (0.20)
                                                                                                 ---------         ---------

 Basic and diluted income/(loss) per share                                                       $    0.18         $   (0.58)
                                                                                                 =========         =========

Weighted average common stock outstanding                                                            9,901           10,000
                                                                                                 =========        =========







            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                      Three Months Ended
                                                                                                  April 1,         April 3,
                                                                                                      2000             1999
                                                                                                   -------         --------


Net income/(loss)                                                                                 $  1,741         $ (5,771)
Other comprehensive income, net of tax:

 Foreign currency translation adjustments                                                               31               36
                                                                                                  ---------        --------

Comprehensive income/(loss)                                                                       $  1,772         $ (5,807)
                                                                                                  ========         ========






































            See Notes to Condensed Consolidated Financial Statements.

                                        1


                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                        April 1,           January 1,             April 3,
                                                                            2000                 2000                 1999
                                                                     (Unaudited)                 (*)            (Unaudited)
                                                                     -----------           ----------           -----------
ASSETS
Current assets:
 Cash and cash equivalents                                            $   13,017           $   30,116            $    6,898
 Accounts receivable, net                                                 35,625               15,956                49,144
 Inventories (Note 3)                                                     36,579               41,669                53,388
 Prepaid expenses and other current assets                                 5,865                5,490                 5,233
 Assets held for sale (Note 5)                                               100                  100                 1,400
 Net assets of discontinued operations                                        --                   --                 1,540
                                                                       ---------           ----------            ----------

Total current assets                                                      91,186               93,331               117,603

Property, plant and equipment, net                                        13,639               14,185                12,942
Other assets                                                              13,819               14,287                13,403
                                                                      ----------           ----------            ----------

Total assets                                                          $  118,644           $  121,803            $  143,948
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities:
 Accounts payable                                                         12,724               12,097                 6,788
 Liabilities subject to compromise (Note 1)                                3,560                4,604               136,575
 Accrued liabilities                                                       7,903               11,751                13,551
 Deposits                                                                     --                   --                12,196
 Net liabilities of discontinued operations                                1,001                1,309                    --
 Reserve for business restructuring (Note 5)                               1,950                2,308                 7,473
                                                                       ---------           ----------            ----------

Total current liabilities                                                 27,138               32,069               176,583

Deferred liabilities                                                       4,133                4,133                 4,010

Shareholders'equity/(deficiency) (Note 1)
 Common stock - old                                                           --                   --                15,405
 Common Stock - new                                                       10,000               10,000                    --
 Additional paid-in capital                                              206,040              206,040               107,249
 Deficit                                                                (125,556)            (127,297)             (153,668)
Accumulated other comprehensive income (Note 4)                           (2,913)              (2,944)               (4,017)
Less - treasury stock, at cost                                              (198)                (198)               (1,614)
                                                                      ----------           ----------            ----------

Total shareholders' equity/(deficiency)                                   87,373               85,601               (36,645)
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  118,644           $  121,803            $  143,948
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



            See Notes to Condensed Consolidated Financial Statements.

                                        1

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                      April 1,              April 3,
                                                                                         2000                  1999
                                                                                     --------              --------
Cash Flows from Operating Activities:
Income/(Loss) from continuing operations                                             $  1,741              $ (3,816)
Adjustments to reconcile income/(loss) from continuing
 operations to net cash (used)/provided by
 operating activities:
  Depreciation                                                                          1,242                 1,180
  Amortization                                                                            130                   130
Change in operating assets and liabilities:
   Accounts receivable                                                                (19,669)              (10,785)
   Inventories                                                                          5,090                16,202
   Prepaid expenses and other current assets                                             (375)                   33
   Accounts payable                                                                       627                 3,959
   Accrued and other liabilities                                                       (3,848)               11,403
   Reserve for restructuring                                                             (358)                3,922
   Liabilities subject to compromise                                                   (1,044)               (7,232)
                                                                                     --------              --------


Net cash (used)/provided by continuing operations                                     (16,464)               14,996
Cash (used)/provided by discontinued operations                                          (308)                3,364
                                                                                     --------              --------
Net cash (used)/provided by operating activities:                                     (16,772)               18,360
                                                                                     --------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                     (206)               (1,146)
Store fixture expenditures                                                               (152)                  (76)
Proceeds from sale of assets                                                               --                27,000
                                                                                     --------              --------

Net cash (used)/provided by investing activities                                         (358)               25,778
                                                                                     --------              --------

Cash Flows from Financing Activities:
Net short-term borrowings                                                                  --               (38,496)
Other, net                                                                                 31                    36
                                                                                     --------              --------

Net cash provided/(used) by financing activities                                           31               (38,460)
                                                                                     --------             ---------

Net (decrease)/increase in cash and cash equivalents                                  (17,099)                5,676

Cash and cash equivalents - beginning of year                                          30,116                 1,222
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $ 13,017              $  6,898
                                                                                     ========              ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $     36              $    861
                                                                                     ========              ========
    Income taxes                                                                     $    178              $     22
                                                                                     ========              ========


            See Notes to Condensed Consolidated Financial Statements.

                                        1





                       SALANT CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Amounts in Thousands of Dollars, Except Share Data)
                                   (Unaudited)

Note 1.  Financial Restructuring

On December 29, 1998 (the "Filing Date"), Salant Corporation filed a petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date"). See the Company's Annual Report on Form 10-K for the period ended January 1, 2000 for more information on the Plan.

The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of New Common Stock, $1.00 par value per share and (ii) 5,000,000 shares of preferred stock, $2.00 par value per share. No preferred stock has been issued either in connection with the Plan or otherwise.

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


Note 2.  Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries (collectively, the "Company"). (As used herein, the Company includes Salant and its subsidiaries but excludes Salant Children's Group.)

The Company's principal business is the designing, manufacturing, importing and marketing of men's apparel. The Company sells its products to retailers, including department stores, specialty stores and major discounters, in addition to its own outlet stores. For a portion of 1999, the Company made limited sales of certain products to national chains and mass volume retailers, throughout the United States.

The results of operations for the three months ended April 1, 2000 and April 3, 1999 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended January 1, 2000.


Note 3.  Inventories
                                                      April 1,                January 1,                  April 3,
                                                          2000                      2000                      1999
                                                  ------------              ------------              ------------

Finished goods                                        $ 23,137                 $  25,385                  $ 34,300
Work-in-Process                                          6,105                    10,208                     9,438
Raw materials and supplies                               7,337                     6,076                     9,650
                                                     ---------                 ---------                ----------
                                                      $ 36,579                  $ 41,669                  $ 53,388
                                                      ========                  ========                  ========


Note 4.  Accumulated Other Comprehensive Income

                                                          Foreign             Minimum          Accumulated
                                                          Currency            Pension             Other
                                                         Translation          Liability       Comprehensive
                                                         Adjustment           Adjustment         Income
2000
  Beginning of year balance                              $     (143)          $ (2,801)          $ (2,944)
  Current period change                                          31                 --                 31
                                                        -----------          ---------        -----------
  End of quarter balance                                 $     (112)           $ 2,801           $ (2,913)
                                                         ===========           =======           =========

  1999
  Beginning of year balance                               $    (197)          $ (3,856)          $ (4,053)
  Current period change                                          36                 --                 36
                                                        -----------       ------------        -----------
  End of quarter balance                                  $    (161)          $ (3,856)          $ (4,017)
                                                          ==========          =========          =========


Note 5.  Division Restructuring Costs

In the first quarter of 2000, the Company used $358 of the restructuring reserve, relating primarily to severance costs and expenses related to holding the Andalusia, Alabama facility as the Company attempts to sell the building. As of April 1, 2000, the reserve for business restructuring totaling $1,950 consisted of $619 of severance and other employee related costs, $555 for future lease payments, and $776 of other miscellaneous restructuring costs. It is anticipated that these expenditures will be completed by the first quarter of 2001.

Note 6. Discontinued Operations

In the first quarter of 2000 the net liabilities of discontinued operations decreased by $308 to $1,001 due primarily to the payment of accruals. Net sales of discontinued operations in the first quarter of 2000 and 1999 was $0 and $5,923, respectively.

Note 7. Pro Forma Information

Loss per share amounts for the three months ended April 3, 1999 is based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as the options for the New Common Stock are anti-dilutive.

The following is a comparison of basic and diluted income/(loss) per share using the historical shares outstanding. Common stock equivalents are not considered for the Old Common Stock, as the options were cancelled or anti-dilutive.

                                                                           Three Months Ended
                                                                           ------------------
                                                                     April 1,           April 3,
                                                                         2000               1999
                                                                      -------            -------
Basic and diluted income/(loss) per share:
   From continuing operations                                         $ 0.18             $ (0.25)
   From discontinued operations                                            --              (0.13)
                                                                     --------           ---------

Basic and diluted income/(loss) per share                             $ 0.18             $ (0.38)
                                                                      ======             ========

Weighted average common stock outstanding                               9,901              15,170
                                                                      =======             =======





ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 2000 Compared with First Quarter of 1999

Net Sales

Net sales decreased by $21.9 million, or 27.9% in the first quarter of 2000, as compared to the first quarter of 1999. This decrease primarily resulted from a reduction of $25.3 million in sales for the non-Perry Ellis businesses that were sold or closed in 1999. Sales of Perry Ellis products experienced a net increase of $3.4 million or 6.4% for the first quarter of 2000, as compared to the first quarter of 1999.

Gross Profit

The gross profit percentage increased by 2.7% in the first quarter of 2000, as compared to the first quarter of 1999. This increase resulted from the reduction of sales at lower margins in non-Perry Ellis businesses that were closed or sold in 1999. The gross profit percentage on Perry Ellis products decreased by 3.6% from the first quarter 1999, primarily due to a change in sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2000 decreased to $12.0 million (21.3% of net sales) from $16.7 million (21.3% of net sales) for the first quarter of 1999. The decrease in SG&A was primarily a result of the elimination of personnel and overhead costs related to the sales and closure of businesses that have been sold or discontinued.

Provision for Restructuring

In the first quarter of 1999, the Company recorded a restructuring provision of $4.0 million. The provision was primarily for severance related to the sale of the John Henry and Manhattan dress shirt businesses and trademarks and the restructuring of the Company to focus primarily on the Perry Ellis men's apparel business. No additional accruals were required for the first quarter of 2000.

Income from Continuing Operations Before Interest/Income Taxes

Income from continuing operations before interest and taxes was $1.5 million for the first quarter of 2000 as compared to a loss of $3.0 million for the first quarter of 1999. The improvement of $4.5 million is due primarily to restructuring charges for first quarter of 1999 that the Company incurred relating to the businesses that were sold or closed.

Interest Income/Expense, Net

Net interest income was $251,000 for the first quarter of 2000 compared with interest expense of $806,000 for the first quarter of 1999. The decrease in interest expense resulted from the elimination of short-term borrowings and the increase in funds invested from the proceeds of the sale of the John Henry and Manhattan businesses.

Discontinued Operations

In the first quarter of 1999, the Company provided $2.0 million for future losses related to the phase out period and the closing of the Children's Group's production and distribution facilities.

Net Income/(Loss)

In the first quarter of 2000, the Company reported net income of $1.7 million, or $0.18 per share, as compared with a net loss of $5.8 million, or $(0.58) per share, in the first quarter of 1999.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges and Loss on Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, restructuring charges, and discontinued operations was $2.9 million (5.0% of net sales) in the first quarter of 2000, compared to $2.4 million (3.0% of net sales) in the first quarter of 1999, an increase of $0.5 million, or 21.2%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

On May 11, 1999, the effective date of the Plan, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at April 1, 2000.

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

At the end of the first quarter 2000, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $31.5 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $32.8 million. In addition to the unused availability, the Company had approximately $13.0 million of cash available to fund its operations. At the end of the first quarter 1999, direct borrowings and letters of credit outstanding were $23.3 million and $22.7 million, respectively, and the Company had unused availability of $33.9 million and $6.9 million of cash available.

The Company's cash used by operating activities for the first quarter of 2000 was $16.8 million, which primarily reflects (i) a decrease in inventory of $5.1 million, (ii) an increase in accounts payable of $0.6 million, (iii) non-cash charges, such as depreciation and amortization of $1.4 million and (iv) income from continuing operations of $1.7 million. These items were offset by an increase in net accounts receivable of $19.7 million, a decrease in accrued liabilities of $3.8 million, a decrease in liabilities subject to compromise of $1.0 million, and other items of $1.1 million.

Cash used by investing activities for the first quarter of 2000 was $358 thousand, which reflects $206 thousand of capital expenditures and $152 thousand for the installation of store fixtures in department stores. During fiscal 2000, the Company plans to make capital expenditures of approximately $3.3 million and to spend an additional $1.8 million for the installation of store fixtures in department stores.

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

Strategic  Initiatives.   Management  of  the  Company  is  considering  various
strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

Dependence on Contract Manufacturing. As of January 1, 2000, the Company produced 87% of its products (in units) through arrangements with independent contract manufacturers. As the Company has closed its manufacturing facilities during 1999, the use of independent contractors will increase in fiscal year 2000. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

Year 2000 Compliance

The Company has not experienced any material Year 2000 computer problems and, to the best of the Company's knowledge, its suppliers, customers and financial institutions also have not experienced any material Year 2000 computer problems. To date, the Company's computer and the computers used to operate the systems within the Company's offices and distribution facility (i.e. the conveyors, air conditioning, telephone and security systems) have functioned properly into the year 2000. As a result, the Company has been able to service its customers and communicate with its suppliers without disruption.

PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Company `s Annual Meeting of Stockholders (the "Annual Meeting") was held on May 9, 2000.
b) Proxies  for  the  Annual  Meeting  were  solicited   pursuant  to  the
   regulation 14A under the  Securities  Exchange Act of 1934, as amended.
   There were no solicitations in opposition to management's nominee for one director listed in the proxy statement. The nominee for director listed in the proxy statement was elected.

c) The following matters were voted upon at the Annual Meeting:

1. The election of one Class I director.  The results of the vote follow:

   Nominee              Class               For                   Against
   -------              --------            ---                   -------
   Talton R. Embry      Class I             6,890,314             1,525

2. Approval of the Company's Stock Option Plan. The results of the vote follow:

   For                                Against                    Abstain
   ---                                -------                    -------
   6,471,842                          79,042                     2,151





3. Ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year 2000. The results of the vote follow:
    For                                Against                    Abstain
    ---                                -------                    -------
    6,838,757                           52,668                    414



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the first quarter of 2000, the Company did not file an 8-K.

Exhibits

Number                     Description

27                         Financial Data Schedule

                                       16

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:    May 12, 2000                                /s/   Awadhesh K. Sinha
        --------------                               -----------------------

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer