Form 10-Q
period 2000-07-01
SALANT CORP
filed 2000-08-14
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000.

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

As of August 3, 2000, there were outstanding 9,901,140 shares of the Common Stock of the registrant.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE



                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------
                                                             July 1,          July 3,           July 1,
July 3,
                                                                   2000             1999              2000             1999
                                                               --------         --------          --------         --------

Net sales                                                      $ 45,830         $ 61,820          $102,486         $140,402
Cost of goods sold                                               31,718           52,052            74,733          113,801
                                                                -------         --------         ---------         --------

Gross profit                                                     14,112            9,768            27,753           26,601

Selling, general and
 administrative expenses                                        (11,853)         (13,022)          (23,902)         (29,765)
Royalty income                                                      190              418               230            1,494
Goodwill amortization                                              (130)            (130)             (260)            (259)
Provision for division
 restructuring costs (Note 5)                                        --               --                --           (4,039)
Other income/(expense)                                                4              407                (8)             422
                                                                -------        ---------           --------        --------

Income/(loss) from continuing operations
 before interest, income taxes and
 extraordinary gain                                               2,323           (2,559)            3,813           (5,546)

Interest (income)/expense, net                                     (291)             (34)             (544)             772
                                                                -------         --------           --------        --------

Income/(Loss) from continuing operations
 before income taxes and
 extraordinary gain                                               2,614           (2,525)            4,357           (6,318)

Income taxes                                                         12               37                12               60
                                                                -------        ---------           -------         --------

Income/(Loss) from continuing operations
 before extraordinary gain                                        2,602           (2,562)            4,345           (6,378)

Discontinued operations (Note 6):
     Loss from discontinued operations                               --               --                --           (1,955)

Extraordinary gain (Note 7)                                          --           24,703                --           24,703
                                                               --------        ---------           -------         --------

Net income                                                     $  2,602        $  22,141           $ 4,345         $ 16,370
                                                               ========        =========           =======         ========

Basic and diluted income/(loss) per share (Note 8):
   From continuing operations                                 $   0.26          $  (0.26)*           $0.44         $   (0.64)*
   From discontinued operations                                      --              --  *              --             (0.20)*
   From extraordinary gain                                           --             2.47 *              --              2.47 *
                                                                -------         --------           -------         ---------

Basic and diluted income/(loss)
 per share                                                     $   0.26         $    2.21*        $   0.44         $   1.63*
                                                               ========         =========         ========         ========

Weighted average common
 stock outstanding                                                9,901           10,000*            9,901           10,000*
                                                               ========         ========          ========        =========

*1999 Information is pro-forma see Note 8.


            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)


                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------
                                                                 July 1,          July 3,           July 1,           July 3,
                                                                   2000             1999              2000             1999
                                                               --------        ---------           -------         --------


Net income                                                     $  2,602         $ 22,141          $  4,345        $  16,370

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                           (10)              22                21               58
                                                               --------         --------          --------         --------

Comprehensive income                                           $  2,592         $ 22,163          $  4,366         $ 16,428
                                                               ========         ========          ========         ========




            See Notes to Condensed Consolidated Financial Statements.



                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                      July 1,              January 1,              July 3,
                                                                        2000                  2000                  1999
                                                                    (Unaudited)            (*)                  (Unaudited)
                                                                    -----------        ----------               -----------
ASSETS
Current assets:
 Cash and cash equivalents                                           $    27,694           $   30,116           $    19,551
 Accounts receivable, net                                                 19,184               15,956                21,941
 Inventories (Note 3)                                                     40,921               41,669                41,617
 Prepaid expenses and other current assets                                 6,087                5,490                 5,113
 Assets held for sale                                                        100                  100                 1,173
                                                                      ----------           ----------            ----------

Total current assets                                                      93,986               93,331                89,395

Property, plant and equipment, net                                        13,398               14,185                13,127
Other assets                                                              13,649               14,287                13,734
                                                                      ----------           ----------            ----------

Total assets                                                          $  121,033           $  121,803            $  116,256
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         12,349               12,097                 9,795
 Chapter 11 liabilities                                                    3,218                4,604                 6,105
 Accrued liabilities                                                       8,652               11,751                11,129
 Reserve for business restructuring (Note 5)                               1,757                2,308                 4,608
 Net liabilities of discontinued
 Operations (Note 6)                                                         988                1,309                   205
                                                                       ---------           ----------             ---------

Total current liabilities                                                 26,964               32,069                31,842

Deferred liabilities                                                       4,102                4,133                 3,895

Shareholders' equity:
Common stock (Note 1)                                                     10,000               10,000                10,000
Additional paid-in capital                                               206,040              206,040               206,041
Deficit                                                                 (122,952)            (127,297)             (131,527)
Accumulated other comprehensive income (Note 4)                           (2,923)              (2,944)               (3,995)
Less - treasury stock, at cost                                              (198)                (198)                   --
                                                                      ----------           ----------             ---------

Total shareholders' equity                                                89,967               85,601                80,519
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  121,033           $  121,803            $  116,256
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



            See Notes to Condensed Consolidated Financial Statements.



                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                       July 1,               July 3,
                                                                                         2000                  1999
Cash Flows from Operating Activities:
Income/(loss) from continuing operations                                            $   4,345              $ (6,378)
Adjustments to reconcile income/(loss) from continuing
 operations to net cash (used in)/provided by
 operating activities:
   Depreciation                                                                         2,004                 2,521
   Amortization of intangibles                                                            260                   259
Change in operating assets and liabilities
   Accounts receivable                                                                 (3,228)               16,418
   Inventories                                                                            748                27,973
   Prepaid expenses and other current assets                                             (597)                  198
   Accounts payable                                                                       252                 6,964
   Accrued liabilities and reserve for
    business restructuring                                                             (3,650)               (2,242)
   Chapter 11 liabilities                                                              (1,386)              (17,915)
   Deferred liabilities                                                                   (31)                 (115)
                                                                                     --------              --------

Net cash(used in)/provided by continuing
   operating activities                                                                (1,283)               27,683
Cash (used in)/provided by discontinued operations                                       (321)                5,110
                                                                                     --------              --------
Net cash (used in)/provided by operating activities                                    (1,604)               32,793
                                                                                     --------              --------

Cash Flows from Investing Activities:
Capital expenditures                                                                     (625)               (2,112)
Proceeds from the sale of assets                                                           --                27,227
Store fixture expenditures                                                               (214)               (1,141)
                                                                                     --------              --------

Net cash (used in)/provided by investing activities                                      (839)               23,974
                                                                                     --------              --------

Cash Flows from Financing Activities:
Net short-term loan payments                                                               --               (38,496)
Other, net                                                                                 21                    58
                                                                                     --------              --------

Net cash provided by/(used in) financing activities                                        21               (38,438)
                                                                                     --------              --------

Net (decrease)/increase in cash and cash equivalents                                   (2,422)               18,329

Cash and cash equivalents - beginning of year                                          30,116                 1,222
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $ 27,694              $ 19,551
                                                                                     ========              ========


            See Notes to Condensed Consolidated Financial Statements.


                      Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                       July 1,               July 3,
                                                                                       2000    1999

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $     59              $    991
    Income taxes                                                                          178                    60

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                                                   --               104,879
    Common Stock issued for pre-petition interest                                          --                14,703
    Common Stock issued for post-petition interest                                         --                   121



            See Notes to Condensed Consolidated Financial Statements.


                       SALANT CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Amounts in Thousands of Dollars, Except Share Data)
                                   (Unaudited)

Note 1.  Financial Restructuring

On December 29, 1998 (the "Filing Date"), Salant Corporation ("Salant") filed a petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date"). See the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000 for more information on the Plan.

The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of New Common Stock, $1.00 par value per share and (ii) 5,000,000 shares of preferred stock, $2.00 par value per share. No preferred stock has been issued either in connection with the Plan or otherwise.

Post-restructuring, Salant has focused primarily on its Perry Ellis men's apparel business and, as a result, Salant exited its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. During 1999, the Company sold its John Henry and Manhattan businesses. These businesses included the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in the dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. During 1999, Salant also sold its Children's Group, which primarily involved the sale of inventory related to the Children's Group. Salant reports its business operations as a single segment.

Note 2.  Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant and subsidiaries (collectively, the "Company"). (As used herein, the Company includes Salant and its subsidiaries but excludes the Salant Children's Group, which is reported herein as a discontinued operation.)

The Company's principal business is the designing, manufacturing, importing and marketing of men's apparel. The Company sells its products to retailers, including department stores, specialty stores and off-price retailers, in addition to its own outlet stores. For a portion of 1999, the Company made limited sales of certain products to national chains and mass volume retailers throughout the United States.

The results of operations for the six months ended July 1, 2000 and July 3, 1999 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended January 1, 2000.

Note 3.  Inventories

                                                       July 1,                January 1,                   July 3,
                                                          2000                      2000                      1999
                                                  ------------              ------------              ------------

Finished goods                                       $  26,250                 $  25,385                  $ 22,790
Work-in-Process                                          7,930                    10,208                     9,418
Raw materials and supplies                               6,741                     6,076                     9,409
                                                    ----------                ----------                ----------
                                                      $ 40,921                  $ 41,669                  $ 41,617
                                                      ========                  ========                  ========

Note 4.  Accumulated Other Comprehensive Income

                                                           Foreign            Minimum        Accumulated
                                                          Currency             Pension                Other
                                                         Translation          Liability        Comprehensive
                                                         Adjustment        Adjustment          Income
2000
  Beginning of year balance                              $     (143)          $ (2,801)          $ (2,944)
  Six months ended July 1, 2000 change                           21                 --                 21
                                                       ------------       ------------        -----------
  End of quarter balance                                 $     (122)          $ (2,801)          $ (2,923)
                                                         ===========          =========          =========

1999
  Beginning of year balance                              $     (197)          $ (3,856)          $ (4,053)
  Six months ended July 3, 1999 change                           58                 --                 58
                                                        -----------          ---------        -----------
  End of quarter balance                                 $     (139)          $ (3,856)          $ (3,995)
                                                         ===========          =========          =========

Note 5.  Division Restructuring Costs

In the first half of 2000, the Company used $551 of the restructuring reserve, relating primarily to severance costs and expenses related to holding the Andalusia, Alabama facility as the Company attempts to sell the property. As of July 1, 2000, the reserve for business restructuring totaling $1,757 consisted of $499 of severance and other employee related costs, $512 for future lease payments, and $746 of other miscellaneous restructuring costs. It is anticipated that these expenditures will be completed by the first quarter of 2001.

Note 6. Discontinued Operations

In the first half of 2000 the net liabilities of discontinued operations decreased by $321 to $988 due primarily to the payment of accruals. Net sales of discontinued operations in the first half of 2000 and 1999 were $0 and $5,708, respectively.

Note 7.  Extraordinary Gain

In the second quarter of 1999, the Company recorded an extraordinary gain of $24,703 related to the conversion of the Senior Notes and the related unpaid interest into equity. Pursuant to the Plan (see Note 1), the holders of Salant's Senior Notes received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution, in full satisfaction of all of the outstanding principal amount ($104,879), plus all accrued and unpaid interest ($14,824) on the Senior Notes. The holders of Salant's Senior Notes received 9,500,000 shares of the New Common Stock.

Note 8. Pro Forma Information

Per share amounts for the three months and six months ended July 3, 1999 are based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as stock options for the New Common Stock are anti-dilutive.

The following is a comparison of basic and diluted income/(loss) per share using the historical shares outstanding. Common stock equivalents are not considered for the Company's old common stock, as these stock options were cancelled or anti-dilutive.


                                                     Three Months Ended                 Six Months Ended
                                                     ------------------                 ----------------
                                                       July 1,          July 3,          July 1,        July 3,
                                                        2000            1999              2000           1999
                                                       -----            ----              ----           ----

Basic and diluted income/(loss) per share:
   From continuing operations                            $0.26        ($0.21)              $0.44        ($0.47)
   From discontinued operations                             --            --                  --         (0.14)
   From extraordinary gain                                  --          2.03                  --          1.81
                                                      --------  ------------            --------      --------

Basic and diluted income per share                       $0.26         $1.82               $0.44         $1.20
                                                       =======       =======             =======       =======

Weighted average common stock outstanding                9,901        12,150               9,901        13,677
                                                        ======        ======              ======        ======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Second Quarter of 2000 Compared with Second Quarter of 1999

Net Sales

Net sales decreased by $16.0 million, or 25.9%, in the second quarter of 2000 as compared to the second quarter of 1999. This decrease primarily resulted from a reduction of $19.7 million in sales for the non-Perry Ellis businesses that were sold or closed in 1999. Sales of Perry Ellis products experienced a net increase of $3.7 million, or 8.7%, for the second quarter of 2000 as compared to the second quarter of 1999.

Gross Profit

The gross profit percentage increased to 30.8% in the second quarter of 2000, as compared to 15.8% in the second quarter of 1999. This increase resulted from the reduction of sales at lower margins in the non-Perry Ellis businesses that were closed or sold in 1999. The gross profit percentage on Perry Ellis products increased by 3.7% from the second quarter of 1999, due to a favorable change in sales mix and lower product sourcing costs.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 2000 decreased to $11.9 million (25.9% of net sales) from $13.0 million (21.1% of net sales) for the second quarter of 1999. The decrease in SG&A was primarily a result of the elimination of personnel and overhead costs related to the sales and closure of the non-Perry Ellis businesses during 1999.

Income/(loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest, income taxes and extraordinary gain was $2.3 million for the second quarter of 2000 as compared to a loss of $2.6 million for the second quarter of 1999. The improvement of $4.9 million was due primarily to the improved margins for second quarter of 2000 that the Company achieved due to exiting the businesses that were sold or closed during 1999.

Interest Income, Net

Net interest income was $291 thousand for the second quarter of 2000 compared with interest income of $34 thousand for the second quarter of 1999. The increase in interest income resulted from the elimination of short-term borrowings and the increase in funds invested from the proceeds of the sale of the John Henry and Manhattan businesses in 1999.


Income/(loss) from Continuing Operations Before Extraordinary Gain

Income from continuing operations before extraordinary gain was $2.6 million for the second quarter of 2000 as compared to a loss of $2.6 million for the second quarter of 1999, an improvement of $5.2 million.

Extraordinary Gain

An extraordinary gain of $24.7 million was recorded in the second quarter of 1999 due to the exchange of the Senior Notes of $104.9 million and the related interest payable of $14.8 million for 9.5 million shares of the Company's New Common Stock.

Net Income

In the second quarter of 2000, the Company reported net income of $2.6 million (which included the $24.7 million extraordinary gain discussed above), or $0.26 per share, as compared with net income of $22.1 million, or $2.21 per share, in the second quarter of 1999.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges and Loss from Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, restructuring charges, and loss from discontinued operations was $3.2 million (7.0% of net sales) in the second quarter of 2000, compared to a loss of $1.1 million (1.8% of net sales) in the second quarter of 1999, an improvement of $4.3 million. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 2000 Compared Year to Date 1999

Net Sales

Net sales decreased by $37.9 million, or 27.0% in the first half of 2000, as compared to the first half of 1999. This decrease primarily resulted from a reduction of $45.0 million in sales for the non-Perry Ellis businesses that were sold or closed in 1999. Sales of Perry Ellis products experienced a net increase of $7.1 million or 7.4% for the first half of 2000, as compared to the first half of 1999.

Gross Profit

The gross profit percentage increased to 27.1% in the first half of 2000 from 18.9% in the first half of 1999. This increase resulted from the reduction of sales at lower margins in the non-Perry Ellis businesses that were closed or sold in 1999. The gross profit percentage on Perry Ellis products decreased by 0.3% from the first half of 1999, primarily due to an unfavorable change in sales mix for the first quarter partially offset by a favorable change in the sales mix for the second quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first half of 2000 decreased to $23.9 million (23.3% of net sales) from $29.8 million (21.2% of net sales) for the first half of 1999. The decrease in SG&A was primarily a result of the elimination of personnel and overhead costs related to the sales and closure of the non-Perry Ellis businesses during 1999.

Royalty Income

Royalty income decreased by $1.3 million in the first half of 2000 as compared to the first half of 1999. The decrease was due to the sale at the end of the first quarter of 1999 of the Company's John Henry and Manhattan trademarks and their related licenses.

Provision for Restructuring Costs

In the first half of 1999, the Company recorded a restructuring provision of $4.0 million. The provision was primarily for severance costs related to the sale of the John Henry and Manhattan dress shirt businesses and the exit from its private label denim jeans business.

Income/(Loss) from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest, income taxes and extraordinary gain was $3.8 million for the first half of 2000 as compared to a loss of $5.5 million for the first half of 1999. The improvement of $9.3 million was due primarily to restructuring charges and lower gross profit for the first half of 1999 that the Company incurred relating to the businesses that were sold or closed.

Interest Income/(Expense)

Net interest income was $544 thousand for the first half of 2000 compared with interest expense of $772 thousand for the first half of 1999. The decrease in interest expense resulted from the elimination of short-term borrowings and the increase in funds invested from the proceeds of the sale of John Henry and Manhattan businesses in 1999.

Income/(loss) from Continuing Operations Before Extraordinary Gain

Income from continuing operations before extraordinary gain was $4.3 million for the first half of 2000 as compared to a loss of $6.4 million for the first half of 1999, an improvement of $10.7 million.

Discontinued Operations

In the first half of 1999, the Company provided $2.0 million for future losses related to the phase out period and the closing of the Children's Group's production and distribution facilities.


Extraordinary Gain

An extraordinary gain of $24.7 was recorded in the second quarter of 1999 due to the exchange of the Senior Notes of $104.9 million and the related interest payable of $14.8 million for 9.5 million shares of the Company's New Common Stock.

Net Income

In the first half of 2000, the Company reported net income of $4.3 million, or $0.44 per share, as compared with net income of $16.4 million (which included the $24.7 million extraordinary gain discussed above), or $1.63 per share, in the first half of 1999.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges and Loss from Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, restructuring charges and loss from discontinued operations was $6.1 million (5.9% of net sales) in the first half of 2000, compared to $1.3 million (0.9% of net sales) in the first half of 1999, an increase of $4.8 million. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Liquidity and Capital Resources

On May 11, 1999, the effective date of the Plan, the Company entered into a syndicated revolving credit facility (the "Credit Agreement") with The CIT Group/Commercial Services, Inc. ("CIT") pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with a letter of credit subfacility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Agreement has an initial term of three years.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at July 1, 2000. Pursuant to the Credit Agreement, the Company is charged the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation;
(ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a one time commitment fee of $325 thousand; (iv) an unused line fee of .25%; (v) an agency fee of $100 thousand (for the second and third years of the term of the Credit Agreement); (vi) a collateral management fee of $8,333 per month; and
(vii) a field exam fee of $750 per day plus out-of-pocket expenses.

At July 1, 2000, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $35.4 million and the Company had unused availability, based on outstanding letters of credit and existing collateral,  of $16.9  million.  In  addition  to the unused  availability,  the
Company had approximately $27.7 million of cash available to fund its operations. At the end of the second quarter 1999 there were no direct borrowings outstanding; letters of credit outstanding were $30.0 million and the Company had unused availability of $19.2 million and $19.6 million of cash available to fund its operations.

The Company's cash used by operating activities for the first half of 2000 was $1.6 million, which primarily reflects (i) a decrease in inventory of $0.7 million, (ii) an increase in accounts payable of $0.3 million, (iii) non-cash charges, such as depreciation and amortization of $2.3 million and (iv) income from continuing operations of $4.3 million. These items were offset by an increase in net accounts receivable of $3.2 million, a decrease in accrued liabilities and reserve for business restructuring of $3.7 million, a decrease in chapter 11 liabilities of $1.4 million, and other items of $0.6 million.

Cash used by investing activities for the first half of 2000 was $839 thousand, which reflects $625 thousand of capital expenditures and $214 thousand for the installation of store fixtures in department stores. During fiscal 2000, the Company plans to make capital expenditures of approximately $3.2 million and to spend an additional $1.6 million for the installation of store fixtures in department stores.

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

Strategic Initiatives. In the second quarter of 2000 the Company entered into a license agreement with Hartz & Company, Inc. to design, produce and distribute sportswear and furnishings for Hartz's exclusive Tallia brand. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any additional transactions resulting from this process will be announced or completed.

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

Dependence on Contract Manufacturing. The Company produces substantially all of its products (in units) through arrangements with independent contract manufacturers. As the Company has closed its manufacturing facilities during 1999, the use of independent contractors has increased in fiscal year 2000. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

Reports on Form 8-K

During the second quarter of 2000, the Company did not file an 8-K.

Exhibits

Number                     Description

27                         Financial Data Schedule

                                       18

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:    August 14, 2000                             /s/   Awadhesh K. Sinha
        -----------------                            -----------------------

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer