Form 10-Q
period 2000-09-30
SALANT CORP
filed 2000-11-08
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30,
                                     2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No -

As of November 1, 2000, there were outstanding 9,901,140 shares of the Common Stock of the registrant.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE




                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                                 ------------------                  -----------------
                                                            Sept 30,           Oct 2,          Sept 30,
Oct 2,
                                                                   2000             1999              2000             1999
                                                               --------         --------          --------         --------

Net sales                                                      $ 56,344         $ 57,297          $158,830         $197,699
Cost of goods sold                                               42,567           43,186           117,301          156,987
                                                               --------         --------          --------         --------

Gross profit                                                     13,777           14,111            41,529           40,712

Selling, general and
 administrative expenses                                        (10,291)         (12,000)          (34,203)         (41,766)
Royalty income                                                       81              193               311            1,687
Goodwill amortization                                              (130)            (130)             (389)            (389)
Provision for division
 restructuring costs (Note 5)                                        --               --                --           (4,039)
Other income                                                         --               41                --              463
                                                                -------         --------             -----         --------

Income/(loss) from continuing operations
 before interest, income taxes and
 extraordinary gain                                               3,437            2,215             7,248           (3,332)

Interest (income)/expense, net                                     (343)            (174)             (888)             597
                                                                --------        --------           --------        --------

Income/(Loss) from continuing operations
 before income taxes and
 extraordinary gain                                               3,780            2,389             8,136           (3,929)

Income taxes                                                         36               18                47               77
                                                                -------        ---------           -------         --------

Income/(Loss) from continuing operations
 before extraordinary gain                                        3,744            2,371             8,089           (4,006)

Discontinued operations (Note 6):
     Loss from discontinued operations                               --               --                --           (1,955)

Extraordinary gain (Note 7)                                          --               --                --           24,703
                                                                -------        ---------           -------         --------

Net income                                                     $  3,744        $   2,371          $  8,089         $ 18,742
                                                               ========        =========          ========         ========

Basic and diluted income/(loss) per share (Note 8):
   From continuing operations                              $   0.38             $   0.24            $ 0.82         $   (0.40)*
   From discontinued operations                                      --              --                 --             (0.20)*
   From extraordinary gain                                           --               --                --              2.47*
                                                               --------          -------          --------          --------

Basic and diluted income/(loss)
 per share                                                     $   0.38         $    .24          $   0.82          $   1.87*
                                                               ========         ========          ========          ========

Weighted average common
 stock outstanding                                                9,901           10,000             9,901           10,000*
                                                               ========         ========          ========        =========

*Nine months ended October 2, 1999 information is pro-forma - See Note 8.

             See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Amounts in thousands)


                                                                 Three Months Ended                  Nine Months Ended
                                                                 ------------------                  -----------------
                                                                Sept 30,           Oct 2,          Sept 30,            Oct 2,
                                                                   2000             1999              2000             1999
                                                               --------        ---------           -------         --------


Net income                                                     $  3,744         $  2,371          $  8,089        $  18,742

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                             4               --                25               58
                                                               --------         --------          --------         --------

Comprehensive income                                           $  3,748         $  2,371          $  8,114         $ 18,800
                                                               ========         ========          ========         ========






































            See Notes to Condensed Consolidated Financial Statements.




                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                   September 30,           January 1,            October 2,
                                                                        2000                  2000                   1999
                                                                    (Unaudited)            (*)                  (Unaudited)
                                                                    -----------        ----------               -----------
ASSETS
Current assets:
 Cash and cash equivalents                                            $   18,345           $   30,116           $    10,276
 Accounts receivable, net                                                 31,050               15,956                35,689
 Inventories (Note 3)                                                     40,700               41,669                37,544
 Prepaid expenses and other current assets                                 5,540                5,490                 4,205
 Assets held for sale                                                        100                  100                   122
                                                                      ----------           ----------            ----------

Total current assets                                                      95,735               93,331                87,836

Property, plant and equipment, net                                        13,757               14,185                13,640
Other assets                                                              13,418               14,287                13,713
                                                                      ----------           ----------            ----------

Total assets                                                          $  122,910           $  121,803            $  115,189
                                                                      ==========           ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Loans payable                                                        $        -           $       --            $      630
 Accounts payable                                                         12,629               12,097                 7,542
 Chapter 11 liabilities                                                    2,395                4,604                 4,271
 Accrued liabilities                                                       7,253               11,751                11,748
 Reserve for business restructuring (Note 5)                               1,567                2,308                 3,677
 Net liabilities of discontinued
   Operations (Note 6)                                                     1,261                1,309                   536
                                                                       ---------           ----------             ---------

Total current liabilities                                                 25,105               32,069                28,404

Deferred liabilities                                                       4,090                4,133                 3,896

Shareholders' equity:
Common stock (Note 1)                                                     10,000               10,000                10,000
Additional paid-in capital                                               206,040              206,040               206,040
Deficit                                                                 (119,208)            (127,297)             (129,156)
Accumulated other comprehensive income (Note 4)                           (2,919)              (2,944)               (3,995)
Less - treasury stock, at cost                                              (198)                (198)                   --
                                                                      -----------          ----------             ---------

Total shareholders' equity                                                93,715               85,601                82,889
                                                                      ----------           ----------            ----------

Total liabilities and shareholders' equity                            $  122,910           $  121,803            $  115,189
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



            See Notes to Condensed Consolidated Financial Statements.



                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                                      Sept 30,                Oct 2,
                                                                                         2000                  1999
Cash Flows from Operating Activities:
Income/(loss) from continuing operations                                             $  8,089              $ (4,006)
Adjustments to reconcile income/(loss) from continuing
 operations to net cash (used in)/provided by
 operating activities:
   Depreciation                                                                         3,040                 3,648
   Amortization of intangibles                                                            389                   389
Change in operating assets and liabilities
   Accounts receivable                                                                (15,094)                2,670
   Inventories                                                                            969                32,046
   Prepaid expenses and other current assets                                              (61)                1,061
   Accounts payable                                                                       532                 4,711
   Accrued liabilities                                                                 (4,498)               (1,939)
   Reserve for business restructuring                                                    (741)                  126
   Chapter 11 liabilities                                                              (2,209)              (19,954)
   Deferred liabilities                                                                   (43)                 (115)
                                                                                     ---------             --------

Net cash(used in)/provided by continuing
   operating activities                                                                (9,627)               18,637
Cash (used in)/provided by discontinued operations                                        (48)                4,905
                                                                                     ---------             --------
Net cash (used in)/provided by operating activities                                    (9,675)               23,542
                                                                                     ---------             --------

Cash Flows from Investing Activities:
Capital expenditures                                                                   (1,749)               (3,219)
Proceeds from the sale of assets                                                           --                28,278
Store fixture expenditures                                                               (372)               (1,739)
                                                                                     ---------             --------

Net cash (used in)/provided by investing activities                                    (2,121)               23,320
                                                                                     ---------             --------

Cash Flows from Financing Activities:
Net short-term loan payments                                                               --               (37,866)
Other, net                                                                                 25                    58
                                                                                     --------              --------

Net cash provided by/(used in) financing activities                                        25               (37,808)
                                                                                     --------              --------

Net (decrease)/increase in cash and cash equivalents                                  (11,771)                9,054

Cash and cash equivalents - beginning of year                                          30,116                 1,222
                                                                                     --------              --------

Cash and cash equivalents - end of quarter                                           $ 18,345              $ 10,276
                                                                                     ========              ========



                See Notes to Condensed Consolidated Financial Statements.






                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                                      Sept 30,                Oct 2,
                                                                                         2000                  1999

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                         $     83            $    1,031
    Income taxes                                                                          178                    77

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                                                   --               104,879
    Common Stock issued for pre-petition interest                                          --                14,703
    Common Stock issued for post-petition interest                                         --                   121




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

Note 2.  Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant and subsidiaries (collectively, the "Company"). (As used herein, the Company includes Salant and its subsidiaries but excludes the Children's Group, which is reported herein as a discontinued operation.)

The Company's principal business is the designing, sourcing, importing and marketing of men's apparel. The Company sells its products to retailers, including department stores, specialty stores and off-price retailers, in addition to its own outlet stores. For a portion of 1999, the Company made limited sales of certain products to national chains and mass volume retailers.

The results of operations for the nine months ended September 30, 2000 and October 2, 1999 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended January 1, 2000.

Note 3.  Inventories

                                                 September 30,                January 1,                October 2,
                                                          2000                      2000                      1999
                                                  ------------              ------------              ------------

Finished goods                                       $  26,232                 $  25,385                  $ 22,756
Work-in-Process                                          8,806                    10,208                     8,373
Raw materials and supplies                               5,662                     6,076                     6,415
                                                    ----------                ----------                ----------
                                                      $ 40,700                  $ 41,669                  $ 37,544
                                                      ========                  ========                  ========

Note 4.  Accumulated Other Comprehensive Income

                                                           Foreign            Minimum        Accumulated
                                                          Currency             Pension                Other
                                                         Translation          Liability        Comprehensive
                                                         Adjustment        Adjustment          Income
2000
  Beginning of year balance                              $     (143)          $ (2,801)         $  (2,944)
  Nine months ended
    September 30, 2000 change                                    25                 --                 25
                                                       ------------       ------------        -----------
  End of quarter balance                                 $     (118)          $ (2,801)         $  (2,919)
                                                         ===========          =========         ==========

1999
  Beginning of year balance                              $     (197)          $ (3,856)          $ (4,053)
  Nine months ended
    October 2, 1999 change                                       58                 --                 58
                                                        -----------          ---------        -----------
  End of quarter balance                                 $     (139)          $ (3,856)          $ (3,995)
                                                         ===========          =========          =========

Note 5.  Division Restructuring Costs

In the first nine months of 2000, the Company used $741 of the restructuring reserve, relating primarily to severance costs and expenses related to maintaining the Andalusia, Alabama facility. Subsequent to the end of the third quarter, the Company sold the Andalusia facility and will recognize an immaterial gain on the transaction in the fourth quarter. As of September 30, 2000, the reserve for business restructuring totaling $1,567 consisted of $415 of severance and other employee related costs, $511 for future lease payments, and $641 of other miscellaneous restructuring costs. It is anticipated that these expenditures will be completed by the first quarter of 2001.

Note 6. Discontinued Operations

In the first nine months of 2000, the net liabilities of discontinued operations decreased by $48 to $1,261 due primarily to the payment of accruals offset by a gain of $226 on the sale of a distribution facility in Carrizo Springs, Texas. Net sales of discontinued operations in the first nine months of 1999 were $5,574.

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

Note 8. Pro Forma Information

Per share amounts for the nine months ended October 2,1999 are based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as stock options for the New Common Stock are anti-dilutive.

The following is a comparison of basic and diluted income/(loss) per share using the historical shares outstanding. Common stock equivalents are not considered for the Company's old common stock, as these stock options were cancelled or anti-dilutive.

                                                                     Nine Months Ended
                                                                     -----------------
                                                                       Sept 30,          Oct 2,
                                                                           2000            1999
                                                                          -----            ----

Basic and diluted income/(loss) per share:
   From continuing operations                                           $0.82          ($0.32)
   From discontinued operations                                            --           (0.16)
   From extraordinary gain                                                 --            1.98
                                                                    ---------       ---------

Basic and diluted income per share                                      $0.82           $1.50
                                                                      =======         =======

Weighted average common stock outstanding                               9,901           12,469

                                                                       ======           ======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Third Quarter of 2000 Compared with Third Quarter of 1999

Net Sales

Net sales decreased by $1.0 million, or 1.7%, from $57.3 million in the third quarter of 1999 to $56.3 million in the third quarter of 2000. This decrease primarily resulted from a slower department store environment that reduced product reorders for the third quarter of 2000 versus the third quarter of 1999.

Gross Profit

Gross profit percentage was 24.6% in the third quarter of 1999 as compared to 24.5% in the third quarter of 2000.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 2000 decreased to $10.3 million (18.3% of net sales) from $12.0 million (20.9% of net sales) for the third quarter of 1999. The decrease in SG&A expenses was primarily a result of the elimination of overhead costs associated with the non-Perry Ellis businesses that were sold or closed during 1999.

Income from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest, taxes and extraordinary gain increased from $2.2 million in the third quarter of 1999 to $3.4 million for the third quarter of 2000. The increase of $1.2 million is due primarily to decrease in SG&A expenses.

Interest Income, Net

Net interest income was $343 thousand for the third quarter of 2000 compared with interest income of $174 thousand for the third quarter of 1999. The increase in net interest income resulted from a reduction in direct borrowings and an increase in cash available for investment.

Net Income

In the third quarter of 2000, the Company reported net income of $3.7 million, or $.38 per share, as compared to a net income of $2.4 million, or $.24 per share, in the third quarter of 1999.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $4.6 million (8.2% of net sales) in the third quarter of 2000 as compared to $3.5 million (6.1% of net sales) for the third quarter of 1999, an increase of $1.1 million, or 31.4%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

Year to Date 2000 Compared with Year to Date 1999

Net Sales

Net sales decreased by $38.9 million, or 19.7%, from $197.7 million in the first nine months of 1999 to $158.8 million in the first nine months of 2000. This decrease primarily resulted from a reduction of $45.0 million related to the sale and disposal of the Company's non-Perry Ellis businesses in 1999. Sales of Perry Ellis products experienced an increase of $6.1 million, or 4.0%, over the first nine months of the prior year.

Gross Profit

The gross profit percentage increased from 20.6% in the first nine months of 1999 to 26.1% for the first nine months of 2000. The increase of 5.5% was due primarily to the elimination of the 1999 sales, at reduced prices, of non-Perry Ellis inventory related to the businesses the Company liquidated or sold in 1999. The gross profit percentage for the Perry Ellis business decreased from 27.1% in first nine months of 1999 to 26.2% for the first nine months of 2000. The decrease was due primarily to a change in the product mix with lower margin sales comprising more of total sales in the first nine months of 2000 versus the first nine months of 1999. The Company has also experienced lower margins for close out sales of prior season Perry Ellis products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first nine months of 2000 decreased to $34.2 million (21.5% of net sales) from $41.8 million (21.1% of net sales) for the first nine months of 1999. The reduction of SG&A was due to the elimination of overhead and personnel costs associated with the sale and disposal of the non-Perry Ellis businesses during 1999.

Provision for Division Restructuring Costs

In the first nine months of 1999, the Company recorded a restructuring provision of $4.0 million. The provision was primarily for severance costs related to the sale of the John Henry and Manhattan businesses and its exit from the private label denim jeans business.

Income / Loss from Continuing Operations Before Interest, Income Taxes and Extraordinary Gain

Income from continuing operations before interest and taxes and extraordinary gain was $7.2 million for the first nine months of 2000 as compared to a loss of $3.3 million for the first nine months of 1999. The increase of $10.5 million was due primarily to the elimination of restructuring charges and a reduction of the loss of margin on the close out of inventory from the businesses that were no longer continued as part of the ongoing operations of the Company.

Interest Income / Expense, Net

Net interest income was $0.9 million for the first nine months of 2000 compared with interest expense of $0.6 million for the first nine months of 1999. The decrease in interest expense resulted from the elimination of short-term borrowings and the increase in interest income resulted from interest income from the cash generated through the sale of the John Henry and Manhattan businesses.

Discontinued Operations

In the first nine months of 1999, the Company recorded an additional provision of $2.0 million for expected losses during the phase out period of the Children's Group. The additional amount was required due to the additional costs of phasing out the Children's Group's production and distribution facilities.

Extraordinary Gain

An extraordinary gain of $24.7 million was recorded in the 1999 period due to the exchange of the Senior Notes of $104.9 million and the related interest payable of $14.8 million for 9.5 million shares of the Company's New Common Stock.

Net Income

In the first nine months of 2000, the Company reported net income of $8.1 million, or $0.82 per share, as compared with a net income of $18.7 million, or $1.87 per share, in the first nine months of 1999.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, restructuring charges, discontinued operations and extraordinary gain was $10.7 million (6.7% of net sales) in the first nine months of 2000, compared to $4.7 million (2.4% of net sales) in the first nine months of 1999, an increase of $6.0 million, or 127.7%. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operating activities.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or, at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at September 30, 2000.

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

At September 30, 2000, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $30.8 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $32.8 million. In addition to the unused availability, at such date the Company had approximately $18.3 million of cash available to fund its operations. At the end of the third quarter of 1999, direct borrowings and letters of credit outstanding were $0.6 million and $29.1 million, respectively, and the Company had unused availability of $32.4 million and cash of approximately $10.3 million available to fund its operations.

The Company's cash used by operating activities for the first nine months of 2000 was $9.6 million, which primarily reflects (i) an increase in net accounts receivable of $15.1 million, (ii) a decrease in accrued liabilities and reserve for business restructuring of $5.2 million and (iii) a decrease in Chapter 11 liabilities of $2.2 million. These items were offset by (i) a decrease in inventory of $1.0 million, (ii) non-cash charges, such as depreciation and amortization, of $3.4 million and (iii) income from continuing operations of $8.1 million.
Cash used by investing activities for the first nine months of 2000 was $2.1 million, which reflects $1.7 million of capital expenditures and $400 thousand for the installation of store fixtures in department stores. During fiscal 2000, the Company plans to make capital expenditures of approximately $3.2 million and to spend $1.6 million for the installation of store fixtures in department stores.

Factors that May Affect Future Results and Financial Condition.

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully design, source, import and market apparel. Taking into account the foregoing, the following are identified as important factors that could cause results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

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

Strategic Initiatives. In the second quarter of 2000, the Company entered into a license agreement with Hartz & Company, Inc. to design, produce and distribute sportswear and furnishings for Hartz's exclusive Tallia brand. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process, management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any additional transactions resulting from this process will be announced or completed.

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

Foreign  Operations.  The Company's  foreign sourcing  operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas, and in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. Although the Company has experienced no material foreign currency transaction losses, its operations in the region are subject to an increased level of economic instability. The impact of these events on the Company's business, and in particular its sources of supply, cannot be determined at this time.

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

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors are cautioned not to use historical trends to anticipate results or trends in the future. In addition, the Company's participation in the highly competitive apparel industry often results in significant volatility in the Company's common stock price.
New Accounting Pronouncements In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 30, 2000 and it will not have a material impact on the Company's consolidated results of operations, financial position or cash flow.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the third quarter of 2000, the Company did not file a current report on Form 8-K.

Exhibits

Number                     Description

27                         Financial Data Schedule

                                       18

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:    November 8, 2000                            /s/   Awadhesh K. Sinha
        ------------------                           -----------------------

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer