Form 10-K
period 2000-12-30
SALANT CORP
filed 2001-03-29
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2000

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

         As of March 23, 2001, there were outstanding 9,901,140 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $10,897,507. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation to be filed relating to the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS




PART I
     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6.   Selected Consolidated Financial Data
     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations
     Item7A.   Quantitative and Qualitative Disclosures about Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

PART III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant" or the "Company"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. The Company designs, produces, imports and markets to retailers throughout the United States brand name and private label menswear apparel products. The Company currently sells its products to department and specialty stores, and for a portion of 1999 made limited sales of certain products to national chains, major discounters and mass volume retailers throughout the United States. In December 1998, the Company determined to discontinue and sell its Salant Children's Apparel Group (the "Children's
Group"), which manufactured and marketed blanket sleepers, pajamas and underwear. Also at that time, the Company decided to sell or close its non-Perry Ellis menswear businesses in order to focus on the Perry Ellis brand. During 1999, the Company substantially completed the process of closing or selling these businesses. (As used herein, the "Company" includes Salant and its subsidiaries.)

Bankruptcy Court Case. On December 29, 1998 (the "Filing Date"), Salant filed a voluntary petition under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order confirming the Plan (the "Confirmation Order"). The Plan was consummated on May 11, 1999 (the "Effective Date").

In accordance with the Plan, Salant's focus is primarily on its Perry Ellis men's apparel business and, as a result, Salant has exited its other businesses, including its Children's Group and non-Perry Ellis menswear divisions. To that end, Salant has sold its John Henry and Manhattan businesses. These businesses included the John Henry, Manhattan and Lady Manhattan trade names, the John Henry and Manhattan dress shirt inventory, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and the equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. Salant has also sold its Children's Group business. This sale was primarily for inventory related to the Children's Group business and the Dr. Denton trademark.

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

Salant operates its Perry Ellis businesses under certain licensing agreements (the "Perry Ellis Licenses") between Salant and Perry Ellis International, Inc. ("PEI"). During the 1998 Case, Supreme International Corporation ("Supreme") entered into discussions with PEI to acquire PEI and, thereafter, Supreme acquired PEI. Prior to the hearing on the confirmation of the Plan, Supreme (in its own capacity and on behalf of PEI (collectively, referred to herein as "Supreme-PEI")) filed an objection to the confirmation. In connection with the confirmation of the Plan, Salant and Supreme-PEI settled and resolved their differences and the material terms of such settlement were set forth in a term sheet (the "Term Sheet") attached to and incorporated into the Confirmation Order (the "PEI Settlement").

The PEI Settlement. The following is a summary of the material provisions of the Term Sheet setting forth the terms of the PEI Settlement. The following description is qualified in its entirety by the provisions of the Term Sheet. The PEI Settlement provided that: (i) Salant would return to PEI the license to sell Perry Ellis products in Puerto Rico, the U.S. Virgin Islands, Guam and Canada (Salant retained the right to sell its existing inventory in Canada through January 31, 2000); (ii) the royalty rate due PEI under Salant's Perry Ellis Portfolio pants license with respect to regular price sales in excess of $15.0 million annually would be increased to 5%; (iii) Salant would provide Supreme-PEI with the option to take over any real estate lease for a retail store that Salant intends to close; (iv) Salant would assign to Supreme-PEI its sublicense with Aris Industries, Inc. for the manufacture, sale and distribution of the Perry Ellis America brand sportswear and, depending on certain circumstances, Salant would receive certain royalty payments from Supreme-PEI through the year 2005; (v) Salant would pay PEI its pre-petition invoices of $616,844 and post-petition invoices of $56,954 on the later of (a) the Effective Date of the Plan or (b) the due date with respect to such amounts; (vi) Supreme-PEI (a) agreed and acknowledged that the sales of businesses made by Salant during the 1998 Case did not violate the terms of the Perry Ellis Licenses and did not give rise to the termination of the Perry Ellis Licenses and (b) consented to the change of control arising from the conversion of debt into equity under the Plan and acknowledged that such change of control did not give rise to any right to terminate the Perry Ellis Licenses; and (vii) Supreme-PEI withdrew with prejudice, its objection to confirmation of the Plan, and supported confirmation of the Plan.

Men's Apparel. In fiscal 2000, the Company's ongoing business was primarily comprised of Perry Ellis products. The Company markets accessories, dress shirts, slacks and sportswear under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks and a limited amount of private label products.

Retail Outlet Stores. The retail outlet stores business of the Company consists of a chain of outlet stores (the "Stores division"), through which it sells products manufactured by the Company and other Perry Ellis licensed manufacturers. At the end of fiscal 2000, the Company operated 36 Perry Ellis outlet stores.

Significant Customers. In 2000 and 1999 approximately 19% of the Company's sales were made to Federated Department Stores, Inc. ("Federated") and approximately 18% of the Company's sales were made to Dillards Corporation ("Dillards"). Also in 2000 and 1999, approximately 17% and 16% of the Company's sales were made to the May Company ("May"), respectively and approximately 13% of the Company's sales were made to Marmaxx Corporation ("Marmaxx") in 2000 and 1999. In 1998 approximately 20% of the Company's sales were made to Sears Roebuck & Company, and approximately 14% of the Company's sales were made to Federated. Also in 1998, approximately 11% of the Company's sales were made to Dillards and approximately 10% of the Company's sales were made to Marmaxx.

No other customer accounted for more than 10% of the sales during 1998, 1999 or 2000.

Trademarks. The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise.

Approximately 97.9% of the Company's net sales for 2000 were attributable to products sold under Company owned or licensed designer trademarks, primarily PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks (the "Perry Ellis Trademarks"); these products are sold through leading department and specialty stores. The balance was attributable to products sold under retailers' private labels.

In January 2001, the Company purchased the assets and trademarks of Tricots St. Raphael, Inc. ("Tricot"). Tricot designs, produces and markets men's designer knitwear and sweaters for better department and specialty stores.

Trademarks Licensed to the Company. The Perry Ellis Trademarks are licensed to the Company under the Perry Ellis Licenses with PEI. The license agreements contain renewal options, which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. The Company also had rights of first refusal worldwide for certain new licenses granted by PEI for men's apparel and accessories through February 1, 2001. On January 28, 1999, PEI and Supreme announced that they had entered into a definitive agreement under which Supreme would acquire for cash all of the stock of PEI for $75 million. On April 7, 1999, Supreme completed the acquisition of PEI and became Salant's licensor under the Perry Ellis Licenses.

In the second quarter of 2000, the Company entered into an agreement with Hartz & Company, Inc. ("Hartz") to design, produce and distribute sportswear and furnishings for Hartz's exclusive Tallia brand. No sales for this license were recorded in 2000, however the Company did incur expenses related to the development of the spring 2001 line.

Design and Production. Products sold by the Company's various divisions are produced to the designs and specifications (including fabric selections) of designers employed by those divisions. In limited cases, the Company's designers may receive input from the Company's licensors on general themes or color palettes.

During 2000, approximately 6.0% of the units produced by the Company were manufactured in the United States, with the balance manufactured in foreign countries. The units produced by the Company were attributable to unaffiliated contract manufacturers. In 2000, approximately 22.6% of the Company's foreign production was manufactured in Guatemala, approximately 21.6% was manufactured in Hong Kong, approximately 20.4% was manufactured in China and approximately 15.3% was manufactured in the Dominican Republic.

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

Raw Materials. The raw materials used in the Company's production operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. During fiscal 2000, two suppliers accounted for more than 10%, on an individual basis, of Salant's raw material purchases.

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

Employees. As of the end of 2000, the Company employed 618 persons, of whom 187 were engaged in distribution operations and the remainder were employed in executive, marketing and sales, product design, general and administrative, engineering and purchasing activities and in the operation of the Company's retail outlet stores. The Company believes that its relations with its employees are satisfactory. Pursuant to the business plan implemented in connection with the Plan, the Company no longer engages in manufacturing and has closed all of its distribution facilities, except for its Winnsboro, South Carolina facility, which is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. During 1999 and 2000, the Company sold or closed all manufacturing and distribution facilities, except for the owned distribution facility in South Carolina which has 360,000 square feet of space devoted to distribution. The Company leases approximately 97,000 square feet of combined office, design and showroom space. As of the end of 2000, the Company's Stores division operated 36 retail outlet stores, comprising approximately 88,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions.

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

    1. Bankruptcy Case. On the Filing Date, Salant filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company filed its Plan on the Filing Date and the Plan was confirmed by the Bankruptcy Court on April 16, 1999. The Plan was consummated on the Effective Date. The 1998 Case is currently pending under the caption In re Salant Corporation, Chapter 11 Case No. 98-10107 (CB). All pre-Filing Date non-disputed and allowed claims against Salant have been or will be satisfied pursuant to the terms of the Plan. Salant has filed, and expects to continue to file, objections to all disputed pre-Filing Date claims asserted against Salant in the 1998 Case.

     2. Declaratory Judgement Action. The Company is a defendant in a declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"). The Company's insurers seek a declaratory judgment that the claims asserted against the Company in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. v. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action") are not covered under the policies that the insurers had issued. The Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action and paid $30 million to settle the case without prejudice to their positions in the Hartford Action. Currently, there are discussions being held with a view to reaching an agreement for the settlement of the Hartford Action; if the settlement proposal is achieved as contemplated, management believes there would be no material impact on the Company's financial position or the results of operations. Pending such a settlement of this action, Salant's insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of such insurers will seek recourse against Salant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Salant's common stock is currently trading on the Over-the-Counter Bulletin Board under the trading symbol SLNT.OB.

The high and low sale prices per share of common stock (old and new) for each quarter of 2000 and 1999 are set forth below. The price of the old common stock is reflected for the first two quarters of 1999, while the price of the new common stock is reflected in the third and fourth quarters of 1999 and all of 2000. The Company did not declare or pay any dividends during such years. The Company's financing agreement requires the satisfaction of certain net worth tests and other financial benchmarks prior to having the right to pay any cash dividends. As of December 30, 2000, the Company was prohibited from paying cash dividends by reason of, among other things, these provisions.

          High and Low Sale Prices Per Share of the New Common Stock *

                 Quarter              High                Low

                 2000
                 Fourth               $3.000              $1.875
                 Third                 3.250               2.500
                 Second                3.060               1.620
                 First                 3.120               1.870

                 1999
                 Fourth               $4.250              $1.060
                 Third                 6.500               4.120

          High and Low Sale Pricese Per Share of the Old Common Stock *

                 Quarter              High                 Low

                 1999
                 Second               $0.310              $0.125
                 First                 0.200               0.046

* The Company's new common stock was issued in conjunction with the restructuring of the Company's debt pursuant to the Plan on the Effective Date, at which time the Company's old common stock was cancelled. Shareholders of the old common stock received .03337 shares of new common stock for each share of the old common stock. No adjustment has been made to the price of the old common stock reflected above. Although the Effective Date of the Plan was May 11, 1999, trading of the Company's new common stock did not occur until August 11, 1999, therefore no prices are reflected for the second quarter of 1999 for the new common stock. See Note 1 - Financial Reorganization to the Consolidated Financial Statements.

On March 23, 2001 there were 968 holders of record of shares of common stock, and the closing market price was $3.25.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws) of record by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

The following selected consolidated financial data as of January 1, 2000 and December 30, 2000 and for each of the fiscal years in the three year period ended December 30, 2000 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated balance sheet data for fiscal years 1996 through 1998 and statement of operations data for fiscal years 1996 and 1997 have been derived from the Company's audited consolidated financial statements, which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements, including the related notes thereto, included elsewhere herein.

                                                       Dec. 30,      Jan. 01,     Jan. 02,     Jan. 03,     Dec. 28,
                                                           2000          2000         1999        1998         1996

                                                     (52 Weeks)    (52 Weeks)   (52 Weeks)   (53 Weeks)   (52 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                          $208,303      $248,730    $300,586    $ 347,667     $ 371,958

    Restructuring costs (a)                                 629       (4,039)     (24,825)      (2,066)     (11,730)

    Income/(loss) from continuing operations             12,711       (2,148)     (56,775)      (8,394)     (12,652)

    Discontinued Operations:
      Income/(loss) from operations, net of income taxes    569       (1,955)     (10,163)   (10,464)        3,329
      Loss on disposal, net of income taxes                   -             -      (5,724)      (1,330)            -

    Extraordinary gain (b)                                    -        24,703            -        2,100            -

    Net income/(loss)(a)                                 13,280        20,600     (72,662)     (18,088)      (9,323)

    Pro forma basic and diluted earnings/(loss) per share:
    Earnings/(loss) per share from continuing
     operations before extraordinary gain (a)             $1.28       $(0.21)      $(5.68)$      (0.84)    $  (1.26)

    Earnings/(loss) per share from discontinued
     operations                                             .06        (0.20)       (1.59)       (1.18)        0.33
    Earnings per share from extraordinary gain                -          2.47            -         0.21            -
    Pro forma basic and diluted earnings/(loss) per share (a)1.34        2.06       (7.27)       (1.81)       (0.93)


    Cash dividends per share                                  -             -            -            -            -

At Year End:
  Current assets                                       $102,859       $93,331     $149,697    $147,631      $149,476
  Total assets                                          130,548       121,803      176,129      228,583      231,717

  Current liabilities (c)                                27,533        32,069      201,766      180,898       56,032

  Long-term debt  (c)                                         -             -            -            -      106,231

  Deferred liabilities                                    5,642         4,133        5,273        5,382        8,863
  Working capital/(deficiency)                           75,326        61,262     (52,069)     (33,267)       93,444
  Current ratio                                           3.7:1         2.9:1        0.7:1        0.8:1        2.7:1

  Shareholders' equity / (deficiency)                   $97,373       $85,601    $(30,910)      $42,303      $60,591
  Book value per share                                    $9.83         $8.65      $(2.04)        $2.79        $4.01
  Number of shares outstanding                            9,901         9,901       15,171       15,171       15,094
  Pro forma Book value per share                              -             -      $(3.09)        $4.23        $6.06
  Pro forma number of shares outstanding                      -             -       10,000       10,000       10,000


      (a)Includes, for the year ended December 30, 2000 a reversal of $629 ($0.06 per share; tax benefit not available) related primarily to better than anticipated recovery on the sale of assets and settlement of previously recorded liabilities. For the year ended January 1, 2000, a provision for $4,039 ($0.40 per pro forma share; tax benefit not available) for restructuring costs related primarily to severance for employees terminated in connection with the Company's restructuring and exit from its non-Perry Ellis businesses. For the year ended January 2, 1999, a provision of $24,825 ($2.48 per pro forma share; tax benefit not available) for restructuring costs primarily related to the Company's intention to focus solely on its Perry Ellis men's apparel business and, as a result, exit its non-Perry Ellis menswear divisions. For the year ended January 3, 1998, a provision of $2,066 ($0.21 per pro forma share; tax benefit not available) for restructuring costs principally related to (i) $3,530 in connection with the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores and (ii) the reversal of previously recorded restructuring provisions of $1,464, primarily resulting from the settlement of liabilities for less than the carrying amount, resulting in the reversal of the excess portion of the provision. For the year ended December 28, 1996, a provision of $11,730 ($1.17 per pro forma share; tax benefit not available) for restructuring costs principally related to (i) the write-off of goodwill and the write-down of other assets for a product line which has been put up for sale, (ii) the write-off of certain assets and accrual for future royalties for a licensed product line and (iii) employee costs related to closing certain facilities. See Note 3. - Restructuring Costs to the Consolidated Financial Statements for additional discussion regarding years 1998-2000.

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

(c) At January 1, 2000 the Senior Notes had been converted into equity. At January 2, 1999 and January 3, 1998, long term debt of $104,879 was classified as liabilities subject to compromise and reflected as a current liability, respectively. See Note 1. - Financial Reorganization to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

In connection with the 1998 Case, Salant filed the Plan with the Bankruptcy Court in order to implement its restructuring. The restructuring consisted of two key components: (i) the conversion of all principal and accrued interest on the Senior Notes into 95% of new common stock of Salant; and (ii) the sale or disposal of substantially all of the Company's businesses other than the businesses conducted under the Perry Ellis Trademarks. In fiscal 2000, the Company's ongoing business was primarily comprised of Perry Ellis products. The Company markets accessories, dress shirts, slacks and sportswear to department stores and better specialty stores primarily under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks.

Results of Operations

Fiscal 2000 Compared with Fiscal 1999

   Net Sales

In fiscal 2000, net sales of $208.3 million were $40.1 million, or 16.1%, less than net sales of $248.4 million in fiscal 1999. The decrease resulted from the Company's exit from its non-Perry Ellis businesses during 1999, namely its Manhattan, John Henry, Gant and private label dress shirt and accessories businesses and its private label bottoms business. Net sales for these businesses in fiscal 1999 were $44.5 million, compared to none in fiscal 2000. Net sales for the Company's ongoing Perry Ellis and private label businesses for fiscal 2000 were $208.3 million, an increase of $ 4.4 million, or 2.1%, over fiscal 1999 net sales of $203.9 million. Of the increase, net sales of the Company's Perry Ellis retail outlet stores (36 stores at the close of fiscal 2000 compared to 28 stores at the close of fiscal 1999) increased $8.1 million, or 47.0%. Net sales of Perry Ellis men's apparel at wholesale in fiscal 2000 were unchanged at $178 million compared to fiscal 1999. Weakness at retail in the men's accessories business in 2000 and closing the Company's Canadian operations in fiscal year 1999 offset increases in other product lines. Excluding the men's accessories business, the Company's net sales of men's apparel at wholesale increased 5.4% in 2000.

  Gross Profit

In fiscal 2000, gross profit of $55.6 million was $0.4 million less than gross profit of $56.0 million in fiscal 1999. Gross profit margin increased from 22.5% in fiscal 1999 to 26.7% in fiscal 2000. Gross profit for the non-Perry Ellis businesses exited by the Company in fiscal 1999 (as noted above) was $(1.5) million, or (3.5)%, which caused the decline in the Company's overall margin for 1999. Gross profit for the Company's ongoing Perry Ellis and private label businesses decreased to $55.5 million, or 26.7% of net sales, in fiscal 2000 compared to $57.1 million, or 28.1%, in fiscal 1999. The decline in margin was primarily due to the weakness in the men's accessories business, noted above. The Company has also experienced a decline in the margins for closeout sales of prior season Perry Ellis products.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) for fiscal 2000 were $45.2 million, or 21.7% of net sales, compared to $54.9 million, or 22.1% of net sales, in fiscal 1999, a decrease of $9.7 million, or 17.7%. As part of the Company's restructuring noted above, headcount in S,G&A was reduced resulting in a reduction in salaries and related benefits. In addition, the Company realized savings due to the reduced overhead associated with its reorganization.

   Royalty Income

Royalty income decreased $1.2 million, or 61.4%, to $0.7 million in fiscal 2000 from $1.9 million in fiscal 1999. The decrease in royalties was due to the sale of the John Henry and Manhattan trademarks at the end of the first quarter of fiscal 1999.

   Provision for Restructuring

During fiscal 2000, the Company realized $0.6 million in favorable recoveries on the disposal and sale of buildings and other assets and settlements of previously recorded liabilities, partially offset by an increase in the estimated severance related to the closure of the Company's Mexican manufacturing operations. During 2000, the Company incurred approximately $0.9 million of restructuring costs that were provided for in 1999 and 1998. These costs included severance and employee costs of $0.5 million, lease payments of $0.1 million and the remaining balance for other restructuring costs, offset by $0.3 million of gains from the sale of property, plant and equipment.

During the first quarter of 1999, the Company recorded a provision for restructuring of $4.0 million, primarily for severance pay for employees terminated in 1999, as part of the Company's restructuring and exit from its non-Perry Ellis businesses. During 1999, the Company incurred approximately $5.7 million (mostly cash related items) of restructuring costs that were either provided for in 1999 or included in the restructuring reserve balance at January 2, 1999. These costs included severance and employee costs of $4.1 million, lease payments of $0.8 million, royalty payments of $0.5 million and the remaining balance for other restructuring costs, offset by $0.4 million of gains from the sale of fixed assets.

   Interest Income / Expense, Net

In fiscal 2000, net interest income was $1.2 million compared to net interest expense of $0.4 million in fiscal 1999. The change resulted primarily from the sale of the Company's Manhattan and John Henry trademarks for $27 million, as well as the Company's operating cash flow for fiscal 2000 of $8.4 million, both of which have significantly reduced the Company's needs under its existing credit facility.

   Income/Loss from Continuing Operations

In fiscal 2000, the Company's income from continuing operations was $12.7 million, or $1.28 per share, compared to a loss of $2.1 million, or $0.21 per pro forma share, in fiscal 1999.

    Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Debt Restructuring Costs, Restructuring Charges, Discontinued Operations, and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, debt restructuring costs, restructuring charges, discontinued operations and extraordinary gain was $15.5 million (7.4% of net sales) in fiscal 2000, compared to $8.6 million (3.5% of net sales) in fiscal 1999, an increase of $6.9 million, or 80.2%. The Company believes this information is helpful in understanding cash flow from operations, which is available for debt service and capital expenditures. This measure is not included in generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.

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

  Income / Loss from Discontinued Operations

In fiscal 2000, the Company recorded income of $0.6 million related to the discontinuance of the Children's group. The income related primarily to better than anticipated recovery on the sale of assets (primarily the real estate holdings) related to the Children's business.

In fiscal 1999, the Company recorded a charge of $2.0 million related to the discontinuance of its Children's Group. The charge of $2.0 million related to additional losses incurred during the phase-out period and additional expenses incurred in disposing of the assets related to the Children's business.

  Net Income

Net income for fiscal 2000 was $13.3 million, or $1.34 per share, compared to income of $20.6 million, or $2.06 per pro forma share for fiscal year 1999.


Fiscal 1999 Compared with Fiscal 1998

   Net Sales

In fiscal 1999, net sales of $248.4 million were $52.2 million, or 17.4%, less than net sales of $300.6 million in fiscal 1998. The decrease resulted from the Company's exit from its non-Perry Ellis businesses during 1999, namely its
Manhattan,  John  Henry,  Gant and private  label  dress  shirt and  accessories businesses  and  its  private  label  bottoms  business.  Net  sales  for  these businesses in fiscal 1999 were $44.5 million, compared to $112.7 million in fiscal 1998, a decrease of $68.3 million, or 60.6%. Net sales for the Company's ongoing Perry Ellis and private label businesses for fiscal 1999 were $203.9 million, an increase of $16.0 million, or 8.5%, over fiscal 1998 net sales of $187.9 million. Of the increase, net sales of the Company's Perry Ellis retail outlet stores (28 stores in fiscal 1999 compared to 20 stores in fiscal 1998) increased $3.4 million, or 25.0%, net sales of Perry Ellis men's apparel at wholesale increased $12.4 million, or 7.5%, and net sales of the Company's private label accessories business increased $0.2 million, or 2.1%.

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

At January 1, 2000 the Company had a building in Andalusia, Alabama still available for sale. Additional costs of $0.1 million were anticipated and accrued due to holding the Andalusia facility and additional employee related expenses of $0.2 million were accrued and anticipated for 2000. The additional employee related expenses are primarily related to increased insurance costs for closed facilities. These additional costs were offset by the favorable results of settlements of royalties and other restructuring costs of $0.1 million and $0.2 million, respectively.

In fiscal 1998, the Company recorded a provision for restructuring of $24.8 million, also related to the Company's exit from its non-Perry Ellis businesses. The provision included $16.2 million for the loss on sale of the Company's Manhattan and John Henry trademarks, goodwill and related operating assets. The provision also included (i) $6.3 million for write downs of property, plant and equipment of the Company's manufacturing, distribution and office facilities to be disposed of as part of its restructuring, (ii) $2.9 million for the write off of other assets, severance costs, lease termination and other restructuring costs, and (iii) an offset of $0.6 million relating to adjustments of previously recorded restructuring reserves and the gain on sale of a facility in Thomson, Georgia.

   Interest Expense, Net

For fiscal 1999, net interest expense was $0.4 million compared to $13.9 million in fiscal 1998. The decrease resulted primarily from the conversion of $104.9 million aggregate principal face amount of Senior Notes into equity, as part of the Company's restructuring in fiscal 1999. In addition, the sale of the Company's Manhattan and John Henry trademarks for $27 million, as well as the Company's operating cash flow for fiscal 1999 of $45.2 million, has significantly reduced the Company's borrowing needs under its credit facility. At January 1, 2000 there were no borrowings outstanding under the Company's credit facility, compared to $38.5 million at January 2, 1999.

   Loss from Continuing Operations

In fiscal 1999, the Company's loss from continuing operations was $2.1 million, or $0.21 per pro forma share, compared to a loss of $56.8 million, or $5.68 per pro forma share, in fiscal 1998.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at December 30, 2000.

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

At the end of fiscal 2000, there were no direct borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $30.0 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $21.7 million. In addition to the unused availability, the Company had approximately $34.7 million of cash available to fund its operations. At the end of fiscal 1999, there were no direct borrowings outstanding and letters of credit outstanding under the Credit Agreement were $30.1 million, at which time the Company had unused availability of $16.5 million. In addition to the unused availability, the Company had approximately $30.1 million of cash available to fund its operations. During fiscal 2000, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $36.3 million, at which time the Company had unused availability of $16.9 million. During fiscal 1999, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $66.9 million, at which time the Company had unused availability of $13.0 million.

The Company's cash provided by operating activities for fiscal 2000 was $8.4 million, which primarily reflects (i) income from continuing operations of $12.7 million, (ii) an increase in accounts payable of $2.7 million, and (iii) non-cash charges, such as depreciation and amortization of $ 4.6 million. These items were offset by an increase in inventory of $3.6 million, a decrease in liabilities subject to compromise of $3.0 million, a decrease in accrued liabilities of $2.4 million and a decrease in the reserve for business restructuring of $1.2 million.

Cash used by investing activities for fiscal 2000 was $3.8 million, which reflects $1.9 million of capital expenditures and $1.9 million for the installation of store fixtures in department stores. During fiscal 2001, the Company plans to make capital expenditures of approximately $4.1 million and to spend an additional $1.1 million for the installation of store fixtures in department stores.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective as of December 31, 2000. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary retail Spring, Transition, Fall and Holiday seasonal lines. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At March 20, 2001, the Company's backlog of orders was approximately $44.6 million, which was 6.4% more than the backlog of orders of approximately $41.9 million that existed at March 20, 2000.

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

Strategic Initiatives. During the second quarter of 2000, the Company entered into a licensing agreement with Hartz to design, produce and distribute men's sportswear and furnishings for Hartz's exclusive Tallia brand. In the first quarter of 2001, the Company purchased the assets and trademarks of Tricots which designs, produces, and markets better men's sweaters and sportswear. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

Dependence on Contract Manufacturing. As of December 30, 2000, the Company produced all of its products (in units) through arrangements with independent contract manufacturers, as the Company closed its manufacturing facilities during 1999. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates including rates primarily based on the Reference Rate (as defined in the Credit Agreement), with a LIBOR option. An analysis of the Credit Agreement can be found in Note 9 to the Consolidated Financial Statements, Financing Agreements, included in this report of Form 10-K. On December 30, 2000 there were no direct borrowings outstanding under the Credit Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity/deficiency and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries at December 30, 2000 and January 1, 2000, the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Bankruptcy Court has entered an order confirming the Plan of Reorganization which became effective on May 11, 1999.



/s/ Deloitte & Touche LLP


March 9, 2001
New York, New York








                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                   Year Ended
                                        ---------------------------------------------------------------------------

                                                           December 30,            January 1,            January 2,
                                                                   2000                  2000                  1999
                                                     ------------------          ------------         -------------


Net sales                                                 $     208,303          $    248,370            $  300,586
Cost of goods sold                                              152,708               192,391               238,192
                                                         --------------           -----------           -----------


Gross profit                                                     55,595                55,979                62,394

Selling, general and administrative expenses                    (45,188)              (54,909)              (71,999)
Royalty income                                                      750                 1,945                 5,254
Goodwill amortization                                              (519)                 (519)               (1,881)
Other income, net                                                   213                   579                   199
Restructuring reversal/(costs) (Note 3)                             629                (4,039)              (24,825)

Reorganization costs (Note 1)                                        --                  (500)               (3,200)
Debt restructuring costs (Note 10)                                   --                    --                (8,633)
                                                      -----------------       ---------------            ----------
Income/(loss) from continuing operations before interest,
  income taxes and extraordinary gain                            11,480                (1,464)              (42,691)
Interest (income)/expense, net (Notes 9 and 10)                  (1,244)                  439                13,944
                                                          -------------         -------------            ----------


Income/(loss) from continuing operations
  before income taxes and extraordinary gain                     12,724                (1,903)              (56,635)


Income taxes (Note 12)                                               13                   245                   140
                                                         --------------         -------------           ------------


Income/(loss) from continuing operations
  before extraordinary gain                                      12,711                (2,148)              (56,775)
Discontinued operations (Note 17):
  Income/(loss) from discontinued operations                        569                (1,955)              (10,163)

  Loss on disposal                                                   --                     -                (5,724)
Extraordinary gain (Note 4)                                          --                24,703                    --
                                                        ---------------            ----------      ----------------


Net Income/(loss)                                            $   13,280            $   20,600           $   (72,662)
                                                             ==========            ==========           ===========

Basic and diluted income/(loss) per share (Note 2):
  Income/(loss) per share from continuing
    operations before extraordinary gain                  $       1.28           $     (0.21)*     $         (5.68)*
  Income/(loss) per share from discontinued operations          .06                    (0.20)*               (1.59)*
  Extraordinary gain                                                --                  2.47*                    --*
                                                         -------------         --------------     -----------------


Basic and diluted income/(loss) per share                  $      1.34          $       2.06*      $         (7.27)*
                                                           ===========          =============      ===============

Weighted average common stock outstanding                         9,901                 9,998*               10,000*
                                                            ============         =============      ================



*The year ended January 2, 1999 and January 1, 2000 information is pro-forma -- See Note 2.

                 See Notes to Consolidated Financial Statements


                       Salant Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                             (Amounts in thousands)


                                                           December 30,            January 1,            January 2,
                                                                   2000                  2000                  1999
                                                     ------------------         -------------          ------------



Net income/(loss)                                               $13,280               $20,600              $(72,662)


Other comprehensive income/(loss), net of tax:

 Foreign currency translation adjustments                            25                    54                  (203)

 Minimum pension liability adjustments                           (1,533)                1,055                  (348)
                                                               ---------            ---------            -----------

Comprehensive income/(loss)                                     $11,772               $21,709              $(73,213)
                                                                =======               =======              ========







                 See Notes to Consolidated Financial Statements


                       Salant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                            December 30,                 January 1,
                                                                                    2000                       2000
                                                                      ------------------              -------------

ASSETS
Current assets:
  Cash and cash equivalents                                                $      34,683            $        30,116
  Accounts receivable - net of allowance for doubtful accounts
  of $2,625 in 2000  and $2 419 in 1999                                           16,588                     15,956
  Inventories (Notes 5 and 9)                                                     45,283                     41,669

  Prepaid expenses and other current assets                                        6,305                      5,490
  Assets held for sale (Note 3)                                                       --                        100
                                                                       -----------------         ------------------

    Total current assets                                                         102,859                     93,331

Property, plant and equipment, net (Notes 6 and 9)                                13,185                     14,185
Other assets (Notes 7 and 12)                                                     14,504                     14,287
                                                                           -------------           ----------------


                                                                             $   130,548             $      121,803
                                                                             ===========             ==============

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIENCY)
Current liabilities:
  Accounts payable                                                          $     14,798             $       12,097

  Reserve for business restructuring (Note 3)                                      1,070                      2,308
  Liabilities subject to compromise (Notes 1 and 10)                               1,611                      4,604
  Accrued salaries, wages and other liabilities (Note 8)                           9,310                     11,751
  Net liabilities of discontinued operations (Note 17)                               744                      1,309
                                                                         ---------------           ----------------

    Total current liabilities                                                     27,533                     32,069

Deferred liabilities (Note 15)                                                     5,642                      4,133

Commitments and contingencies (Notes 9, 10, 13, 14, 16 and 20)

Shareholders' equity / (deficiency) (Notes 2 and 14): Preferred stock, par value
  $2 per share:
    Authorized 5,000 shares; none issued                                              --                         --
  Common stock, par value $1 per share
     Authorized 45,000 shares;
     Issued and issuable - 10,000 in 2000 and 1999                                10,000                     10,000
  Additional paid-in capital                                                     206,040                    206,040
  Deficit                                                                       (114,017)                  (127,297)
  Accumulated other comprehensive income/(loss) (Note 18)                         (4,452)                    (2,944)
  Less - treasury stock, at cost - 99 shares in 2000 and 1999                       (198)                      (198)
                                                                         ---------------          -----------------


Total shareholders' equity                                                        97,373                     85,601
                                                                           -------------           ----------------


                                                                             $   130,548             $      121,803
                                                                             ===========             ==============


                 See Notes to Consolidated Financial Statements



                       Salant Corporation and Subsidiaries
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIENCY)
                             (Amounts in thousands)

                                                                     Accum-
                                                                     ulated
                                                                     Other                       Total
                                                                     Compre-                     Share-
                                 Common Stock      Add'l             hensive   Treasury Stock   holders'
                               Number             Paid-In            Income/  Number            Equity/
                              of Shares  Amount   Capital  Deficit   (Loss)  of Shares Amount (Deficiency)
                              --------- -------------------------------------------------------------------


Balance at January 3, 1998       15,405  $15,405   $107,249  $(75,235)$(3,502)      234   $(1,614)  $42,303


Net loss                                                      (72,662)                              (72,662)
Other Comprehensive Loss                                                 (551)                         (551)
                           -------------------------------------------------------------- ------------------

Balance at January 2, 1999       15,405  $15,405   $107,249  $(147,897)$(4,053)     234   $(1,614) $(30,910)

Net Income                                                      20,600                               20,600
Other Comprehensive Income                                               1,109                        1,109
Reorganization:
  Cancel Old Common Stock       (15,405) (15,405)    13,791                        (234)    1,614        --
  Issue New Common Stock         10,000   10,000     85,000                                          95,000
Purchase of Treasury Stock                                                           99      (198)    (198)
                            -------------------------------------------------------------------------------

Balance at January 1, 2000       10,000  $10,000   $206,040 $(127,297)$(2,944)       99     $(198)  $85,601

Net Income                                                     13,280                               13,280
Other Comprehensive Loss                                               (1,508)                      (1,508)
                           ---------------------------------------------------------------- ---------------

Balance at December 30, 2000     10,000  $10,000   $206,040 $(114,017)$(4,452)       99   $(198)   $97,373
                                 ======  =======   ======== ========= ======= =========   ======   =======






                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                                    Year Ended
                                                          ---------------------------------------------------------

                                                           December 30,            January 1,            January 2,
                                                                   2000                  2000                  1999
                                                    -------------------         -------------        --------------

Cash Flows from Operating Activities
Income/(loss) from continuing operations                       $ 12,711             $  (2,148)           $  (56,775)
Adjustments to reconcile income/(loss) from continuing operations to net cash provided by operating activities:
    Depreciation                                                  4,101                 5,027                 7,474
    Amortization of intangibles                                     519                   519                 1,881
    Write-down of fixed assets                                        -                     -                10,931
    Write-down of other assets                                        -                     -                39,952
Changes in operating assets and liabilities:
      Accounts receivable                                          (632)               22,403                 1,276
      Inventories                                                (3,614)               27,921                15,187
      Prepaid expenses and other current assets                    (815)                 (224)               (1,730)
      Assets held for sale                                          100                     -               (28,400)
      Other assets                                                  (14)                 (521)                  301
      Accounts payable                                            2,701                 9,266               (21,058)
      Accrued salaries, wages and other liabilities              (2,441)               (1,209)               (1,222)
      Liabilities subject to compromise                          (2,993)              (19,621)               38,928
      Reserve for business restructuring                         (1,238)               (1,243)                  787
      Deferred liabilities                                          (24)                  (85)               (1,720)
                                                         --------------          ------------          ------------

    Net cash provided by continuing operating activities          8,361                40,085                 5,812
    Cash provided by/(used in) discontinued operations                4                 6,214                (5,257)
                                                        ---------------            ----------          -------------

Net cash provided by operations                                   8,365                46,299                   555
                                                           ------------             ---------         -------------


Cash Flows from Investing Activities
Capital expenditures, net of disposals                           (1,959)               (4,579)               (4,871)
Store fixture expenditures                                       (1,864)               (2,486)               (1,148)
Proceeds from sale of assets                                          -                28,300                     -
                                                        ---------------             ---------     -----------------

Net cash (used in)/provided by investing activities              (3,823)               21,235                (6,019)
                                                            -----------             ---------         -------------


Cash Flows from Financing Activities
Net short-term borrowings/(repayments)                                -               (38,496)                4,696
Purchase of treasury stock                                            -                  (198)                    -
Other, net                                                           25                    54                  (203)
                                                          -------------          ------------         -------------

Net cash (used in)/provided by financing activities                  25               (38,640)                4,493
                                                          -------------             ---------          ------------


Net increase/(decrease) in cash and cash equivalents              4,567                28,894                  (971)

Cash and cash equivalents - beginning of year                    30,116                 1,222                 2,193
                                                             ----------            ----------          ------------

Cash and cash equivalents - end of year                       $  34,683             $  30,116           $     1,222
                                                              =========             =========           ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
   Interest                                                $         93             $   1,054             $   5,441
                                                           ============             =========             =========

   Income taxes                                             $       179           $        90            $      321
                                                            ===========           ===========            ==========

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                             --              $104,879                    --
    Common Stock issued for pre-petition interest                    --             $  14,703                    --
    Common Stock issued for post-petition interest                   --           $       121                    --
Change in minimum pension liability                          $   (1,533)           $    1,055             $    (348)

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

Salant operates its Perry Ellis businesses under certain licensing agreements (the "Perry Ellis Licenses") between Salant and Perry Ellis International, Inc. ("PEI"). During the 1998 Case, Supreme International Corporation ("Supreme") entered into discussions with PEI to acquire PEI and, thereafter, Supreme acquired PEI. Prior to the hearing on the confirmation of the Plan, Supreme (in its own capacity and on behalf of PEI (collectively, referred to herein as "Supreme-PEI")) filed an objection to the confirmation. In connection with the confirmation of the Plan, Salant and Supreme-PEI settled and resolved their differences and the material terms of such settlement were set forth in a term sheet (the "Term Sheet") attached to and incorporated into the Confirmation Order (the "PEI Settlement").

The following is a summary of the material provisions of the Term Sheet setting forth the terms of the PEI Settlement. The following description is qualified in its entirety by the provisions of the Term Sheet. The PEI Settlement provided that: (i) Salant would return to PEI the license to sell Perry Ellis products in Puerto Rico, the U.S. Virgin Islands, Guam and Canada (Salant retained the right to sell its existing inventory in Canada through January 31, 2000); (ii) the royalty rate due PEI under Salant's Perry Ellis Portfolio pants license with respect to regular price sales in excess of $15.0 million annually would be increased to 5%; (iii) Salant would provide Supreme-PEI with the option to take over any real estate lease for a retail store that Salant intends to close; (iv) Salant would assign to Supreme-PEI its sublicense with Aris Industries, Inc. for the manufacture, sale and distribution of the Perry Ellis America brand sportswear and, depending on certain circumstances, Salant would receive certain royalty payments from Supreme-PEI through the year 2005; (v) Salant would pay PEI its pre-petition invoices of $616,844 and post-petition invoices of $56,954 on the later of (a) the Effective Date of the Plan or (b) the due date with respect to such amounts; (vi) Supreme-PEI (a) agreed and acknowledged that the sales of businesses made by Salant during the 1998 Case did not violate the terms of the Perry Ellis Licenses and did not give rise to the termination of the Perry Ellis Licenses and (b) consented to the change of control arising from the conversion of debt into equity under the Plan and acknowledged that such change of control did not give rise to any right to terminate the Perry Ellis Licenses; and (vii) Supreme-PEI withdrew with prejudice its objection to confirmation of the Plan, and supported confirmation of the Plan.

As of the Filing Date, Salant had $143,807 (consisting of $14,703 in Senior Note interest, $104,879 of Senior Notes and $24,225 of unsecured pre-bankruptcy claims) of liabilities subject to compromise, in addition to $38,496 of loans payable to CIT. In addition Salant accrued the estimated fees of $3,200 in the 1998 fourth quarter in connection with the administration of the 1998 Case.

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

Accordingly, under the Plan, as of the Effective Date, Salant's stockholders immediately prior to the Effective Date, who at that time owned 100% of the outstanding Old Common Stock of Salant, received, in the aggregate, 5% of the issued and outstanding shares of New Common Stock, subject to dilution, and the Noteholders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution. The Company reserved 1,111,111 shares (10% of the outstanding shares) of New Common Stock for the 1999 Stock Award and Incentive Plan.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes Salant Children's Group.) In December 1998, the Company decided to discontinue the operations of the Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the DR. DENTON and OSHKOSH B'GOSH trademarks, and sleepwear and underwear under the JOE BOXER trademark. As further described in Note 17, the consolidated financial statements and the notes thereto reflect the Children's Group division as a discontinued operation. Intercompany balances and transactions are eliminated in consolidation.

The Company's principal business is the designing, producing, importing and marketing of men's apparel and as such, management believes that the Company only operates in one reportable segment. The Company currently sells its products to retailers, including department and specialty stores, and for a portion of 1999 made limited sales of certain products to national chains, major discounters and mass volume retailers, throughout the United States.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 2000, 1999 and 1998 fiscal years were comprised of 52 weeks.

Reclassifications

Certain reclassifications were made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

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

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

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
                                                      1999            1998
       Basic and diluted income/(loss) per share:
          From continuing operations                 $(0.18)        $(3.74)
          From discontinued operations                (0.17)         (1.05)
          From extraordinary gain                      2.09           0.00
                                                     -------        -------

       Basic and diluted income/(loss) per share     $ 1.74         $(4.79)
                                                     ======         ======
       Weighted average common stock outstanding     11,830          15,171
                                                     ======          ======

Foreign Currency

The Company had no forward foreign exchange contracts at the end of fiscal 2000 and 1999. In fiscal 1998, the Company entered into forward foreign exchange contracts, relating to its projected 1999 Mexican peso needs, to fix its cost of acquiring pesos and diminish the risk of currency fluctuations. Gains and losses on foreign currency contracts are included in income and offset the gains and losses on the underlying transactions. On January 2, 1999, the outstanding foreign currency contracts had a cost of $4,886 and a year end market value of $4,851. Subsequent to year-end 1998 and in connection with the restructuring, the outstanding foreign currency contracts were sold without a material gain or loss.

Revenue Recognition

Revenue is recognized at the time merchandise is shipped. Retail outlet store revenues are recognized at the time of sale.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective as of December 31, 2000. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

Note 3.  Restructuring Costs

In the fourth quarter of fiscal 2000, the Company recorded a net reversal of $629 due to favorable recovery on the sale of its Andalusia, Alabama facility and the recovery of other assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to the closure of the Company's Mexican manufacturing operations. During 2000, the Company used approximately $908 of its restructuring reserves related to severance and employee costs of $498, lease payments of $89 and the remaining balance for other restructuring costs, offset by gains from the sale of fixed assets of $299. At the end of fiscal 2000, $1,070 remained in the reserve of which $550 relates to severance and other employee costs, $200 for lease buyouts and $320 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 2000 is as follows:

                        Balance               Gains from    Accrual/     Balance
                        1/1/00       Uses        Sales      Reversal    12/30/00
 Lease payments and
 other property costs   $   600    $   (89)    $   264       $ (575)    $   200
 Severance                  850       (498)         --          198         550
 Other                      858       (321)         35         (252)        320
                       --------    --------     ------      --------    --------
                         $2,308     $ (908)      $ 299       $ (629)    $1,070
                         ======     =======      =====       =======    ======


In 1999, the Company recorded a provision for restructuring of $4,039 related the Company's 1998 decision to focus primarily on its Perry Ellis men's apparel business. The restructuring charge related primarily to employee costs of $3,898 that could not be accrued in 1998, as the employees were not notified until 1999. In addition, $161 of the charge was related to the write off of store fixtures and the closing of the Company's operations in Canada. During 1999 the Company used approximately $5,671 of its restructuring reserves related to severance and employee costs of $4,080, lease payments of $753 offset by $389 of gains from the sale of fixed assets, royalties of $452 and the remaining balance for other restructuring costs. At the end of fiscal 1999, $2,308 remained in the reserve of which approximately $850 related to severance and other employee related costs, $600 for lease buy outs and other asset related disposal costs and $858 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 1999 is as follows:

                         Balance                                    Balance
                         1/2/99    Provisions   Uses      Other     1/1/00

 Lease payments and
 other property costs    $   845    $   (389) $  (753)   $  508     $   600
 Royalties                   592          --     (452)     (140)         --
 Severance                   840       3,878   (4,080)      212         850
 Other                     1,274         161     (386)     (191)        858
                          ------   ---------  --------  --------   --------

                          $3,551      $4,039  $(5,671)   $  389     $2,308
                          ======      ======  =======    ======     ======

Assets held for sale at January 1, 2000 related to the facility in Andalusia, Alabama. Additional costs of $119 were anticipated due to holding the Andalusia facility and additional employee related expenses of $212 were accrued and were anticipated for 2000. These additional costs were offset by the favorable results of settlements of royalties and other restructuring liabilities of $140 and $191, respectively. The Company subsequently sold this facility during fiscal 2000.

In 1998, the Company recorded a provision for restructuring of $24,825 related to its decision to focus primarily on its Perry Ellis men's apparel business. As a result, the Company has substantially exited its other businesses. During 1999, Salant sold its John Henry and Manhattan businesses pursuant to a Purchase and Sale Agreement dated December 28, 1998 (subject to and subsequently approved by the Bankruptcy Court on February 26, 1999). These businesses included the John Henry, Manhattan and Lady Manhattan trade names and the related goodwill, the leasehold interest in a dress shirt facility located in Valle Hermosa, Mexico, and equipment located at the Valle Hermosa facility and at Salant's facility located in Andalusia, Alabama. These assets had a net book value of $43,184 (consisting of $29,979 for goodwill, $9,680 for licenses and $3,525 for fixed assets) and were sold for $27,000, resulting in a loss of $16,184. At the end of fiscal 1998 the net realizable value of $27,000 for these assets was included in the consolidated balance sheet as assets held for sale. The assets not sold in this transaction were also included as assets held for sale and were recorded at their estimated net realizable value of $1,400 at January 2, 1999.

In addition to the $16,184 charge noted above, the 1998 restructuring provision consisted of (i) $6,305 of additional property, plant and equipment write-downs,
(ii) $2,936 for the write off of other assets, severance costs, lease exit costs and other restructuring costs and (iii) offset by $600 from the reversal of previously recorded restructuring reserves primarily resulting from the settlement of liabilities for less than the carrying amount and the gain on the sale of a manufacturing and distribution facility.


Note 4.  Extraordinary Gain

In the second quarter of 1999, the Company recorded an extraordinary gain of $24,703 related to the conversion of the Senior Notes and the related unpaid interest into equity, as described in Note 1.

Pursuant to the Plan, the Noteholders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution, in full satisfaction of all of the outstanding principal amount ($104,879), plus all accrued and unpaid interest ($14,824) on the Senior Notes. As a result, pursuant to the Plan, 9,500,000 shares of the New Common Stock, were distributed to the holders of the Senior Notes.



Note 5.  Inventories
                               December 30,            January 1,

                                       2000                  2000

Finished goods                    $  27,078             $  25,385
Work-in-process                      11,009                10,208
Raw materials and supplies            7,196                 6,076
                                -----------           -----------
                                  $  45,283             $  41,669
                                  =========             =========

Finished goods inventory includes in transit merchandise of $2,172 and $1,501 at December 30, 2000 and January 1, 2000, respectively.


Note 6.  Property, Plant and Equipment

                                                     December 30,     January 1,
                                                             2000           2000

Land and buildings                                     $    6,901     $    6,851
Machinery, equipment, furniture
  and fixtures                                             18,350         16,769
Leasehold improvements                                      5,484          5,290
                                                      -----------    -----------
30,735                                                     28,910
Less accumulated depreciation and amortization             17,550         14,725
                                                       ----------     ----------
                                                        $  13,185      $  14,185
                                                        =========      =========



Note 7.  Other Assets
                                                     December 30,     January 1,
                                                             2000           2000
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $4,635 in 2000 and $4,232 in 1999                     $    6,526     $    6,929

Trademarks and license agreements,
 net of accumulated amortization of
 $1,457 in 2000 and $1,342 in 1999                          3,143          3,258
Other                                                       4,835          4,100
                                                      -----------    -----------
                                                        $  14,504      $  14,287
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


Note 8.  Accrued Salaries, Wages and Other Liabilities

                                               December 30,       January 1,
                                                       2000             2000

Accrued salaries and wages                        $   3,483        $   4,247
Accrued pension, retirement and benefits              1,391            2,055

Workers Compensation                                  1,831            2,163

Other accrued liabilities                             2,605            3,286
                                                 ----------       ----------
                                                  $   9,310         $ 11,751
                                                  =========         ========

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Reference Rate or 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at December 30, 2000.

Pursuant to the Credit Agreement, the Company paid or will pay the following fees: (i) a documentary letter of credit fee of 1/8 of 1.0% on issuance and 1/8 of 1.0% on negotiation; (ii) a standby letter of credit fee of 1.0% per annum plus bank charges; (iii) a commitment fee of $325 thousand; (iv) an unused line fee of .25%; (v) an agency fee of $100 thousand (only for the second and third years of the term of the Credit Agreement); (vi) a collateral management fee of $8,333 per month; and (vii) a field exam fee of $750 per day plus out-of-pocket expenses

On December 30, 2000, there were no direct borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $30,036 and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $21,716. In addition to the unused availability, the Company had $34,683 of cash available to fund its operations. On January 1, 2000, there were no direct borrowings and letters of credit outstanding under the Credit Agreement were $30,093 and the Company had unused availability of $16,497. In addition to the unused availability, the Company had $30,116 of cash available to fund its operations. The weighted average interest rate on borrowings under the Credit Agreement for the years ended December 30, 2000 and January 1, 2000 was 9.4% and 8.7%, respectively.

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

Note 11. Significant Customers

The Company's principal business is the designing, producing, importing and marketing of men's apparel. The Company currently sells its products to retailers, including department and specialty stores, and for a portion of 1999 made limited sales of certain products to national chains, major discounters and mass volume retailers throughout the United States. The Company also operates 36 retail outlet stores in various parts of the United States. Foreign operations, other than sourcing, are not significant.

In 2000 and 1999 approximately 19% of the Company's sales were made to Federated Department Stores, Inc. ("Federated") and approximately 18% of the Company's sales were made to Dillards Corporation ("Dillards"). Also in 2000 and 1999, approximately 17% and 16% of the Company's sales were made to the May Company ("May"), respectively and approximately 13% of the Company's sales were made to Marmaxx Corporation ("Marmaxx") in 2000 and 1999. In 1998 approximately 20% of the Company's sales were made to Sears Roebuck & Company and approximately 14% of the Company's sales were made to Federated. Also in 1998, approximately 11% of the Company's sales were made to Dillards and approximately 10% of the Company's sales were made to Marmaxx. No other customer accounted for more than 10% of sales during 2000, 1999 or 1998.

Note 12.  Income Taxes

The provision for income taxes consists of the following:

               December 30,             January 1,           January 2,
2000                   2000                   1999
Current:
 Federal            $    --                $   (20)             $  (109)
 Foreign                 13                    265                  249
                     ------                -------              -------
                      $  13                 $  245              $   140
                      =====                 ======              =======

The following is a reconciliation of the income tax/(benefit) at the statutory Federal and State income tax rates to the actual income tax provision:

                                              2000           1999         1998
                                           ----------      --------     --------


Income tax/(benefit), at 34%              $  4,520      $    (647)    $(19,256)
State tax/(benefit)                            665            (96)      (2,832)
Loss producing no current tax benefit           --            742       22,088
Reversal of valuation allowance             (6,060)            --           --
Tax refunds from prior years                    --            (20)        (109)
Other                                          875             --           --
Foreign taxes                                   13            265          249
                                        ----------     ----------     --------

Income tax provision                     $      13      $     245    $     140
                                         =========      =========    =========


The following are the tax effects of significant items comprising the Company's net deferred tax asset:
                                                     December 30,    January 1,
                                                             2000          2000

Deferred tax assets:
 Reserves not currently deductible                       $ 10,365      $ 14,233
 Operating loss carryforwards                              45,872        43,959
 Tax credit carryforwards                                     138           759
 Expenses capitalized into inventory                        2,299         5,019
 Differences between book and tax basis of property         1,241         2,005
                                                       ----------   -----------
                                                         $ 59,915      $ 65,975
                                                         ========     -========

Net deferred tax asset                                   $ 59,915     $  65,975
Valuation allowance                                       (59,915)      (65,975)
                                                          --------    ---------
Net deferred tax asset                                   $     --     $      --
                                                        ==========   ===========

At December 30, 2000, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $117,620, expiring from 2001 to the year 2020, which can be used to offset future taxable income. To the extent any of these NOLs relate to the acquisition of Manhattan Industries in April 1988, their utilization will reduce the remaining balance of approximately $9,700 of intangible assets recorded in connection with the acquisition.

The Manhattan Industries acquisition and the 1990 bankruptcy and subsequent consummation have caused an "ownership change" for federal income tax purposes. As a result, the use of any NOLs existing at the date of the ownership change to offset future taxable income is limited by section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). The $117,620 of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $117,620 of NOLs, $84,200 is subject to annual usage limitations under Section 382 of approximately $7,200.

Additionally, by virtue of the consummation of the Plan, a second ownership change under Section 382 has occurred during fiscal 1999. As a result, the utilization of the NOLs and tax credit carryforwards could be subject to additional limitations, which could reduce their use.

In addition, at December 30, 2000, the Company had available tax credit carryforwards of approximately $138, which expire between 2001 and 2011. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

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

The reconciliation of the funded status of the plans at December 30, 2000 and January 1, 2000 is as follows:

                                                        2000          1999
                                                     ----------    -----------


Change in Projected Benefit Obligation (PBO)
During Measurement Period

PBO, November 30 of previous year                    $  45,555     $  51,151

Service Cost                                               569           760
Interest Cost                                            3,311         3,290
Actuarial (Gain)/Loss                                    1,124        (4,890)
Plan Curtailment                                            --        (2,000)
Benefits Paid                                           (2,809)       (2,756)
                                                      ---------    ---------
PBO, November 30                                     $  47,750     $  45,555
                                                     =========     =========


Change in Plan Assets During the Measurement Period

Plan Assets at Fair Value, November 30
 of previous year                                                  $  48,205
$  45,282
Actual Return on Plan Assets                               795         4,560
Employer Contribution                                    1,753         1,119
Benefits Paid                                           (2,809)       (2,756)
                                                     ---------    ----------
Plan Assets at Fair Value, November 30               $  47,944     $  48,205
                                                     =========     =========



The reconciliation of the Prepaid/(Accrued) plans at December 30, 2000 and January 1, 2000 is as follows:

                                                      2000           1999
                                                      -----          ----

Reconciliation of Prepaid/(Accrued)

Funded Status of the Plan                        $     195         $   2,650
Unrecognized Net (Gain)/Loss                         4,400               155
Unrecognized Prior Service Cost                       (397)             (456)
Unrecognized Net Transition (Asset)/Obligation         151               178
                                                ----------       -----------
Net Amount Recognized                             $  4,349         $   2,527
                                                  ========         =========

Prepaid Benefit Cost                              $  3,123         $   2,227
Accrued Benefit Liability                           (3,108)           (2,501)
Accumulated Other Comprehensive Income               4,334             2,801
                                                 ---------        ----------
Net Amount Recognized                             $  4,349         $   2,527
                                                  ========         =========




Components of Net Periodic Benefit Cost for Fiscal Year

                                                          2000                  1999                  1998
                                                          ----                  ----                  ----

Service Cost                                        $      569            $      760            $    1,000
Interest Cost                                            3,311                 3,290                 3,307
Expected Return of Plan Assets                          (4,026)               (3,707)               (3,427)
Amortization of Unrecognized:
   Net (Gain)/Loss                                         110                   244                   266
   Prior Service Cost                                      (59)                  (79)                 (111)
   Net Transition (Asset)/Obligation                        27                    36                    71
Settlement Gain                                             --                    --                   (92)
Curtailment (Gain)/Loss                                     --                  (299)                  101
                                                 -------------            -----------          -----------
Net Periodic Pension (Income)/Cost                  $      (68)           $      245             $   1,115
                                                    ===========           ==========             =========

Other Comprehensive (Loss)/Income                    $  (1,533)            $   1,055            $     (348)

Accrued Benefit Obligation, November 30               $ 46,715              $ 43,814              $ 46,878

Assumptions used in accounting for defined benefit pension plans are as follows:

                                                 2000       1999       1998       1998
                                               Qualified  Qualified    Non-     Qualified
                                                 Plans      Plans    Qualified    Plans
                                                                                  Plan

 Discount rate                                   7.5%       7.5%       6.75%      6.75%
 Rate of increase in compensation levels         5.0%       5.0%        N/A       5.0%
 Expected long-term rate of return on assets     8.5%       8.5%       8.5%       8.5%


Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations. The nonqualified supplemental plan assets consisted of the cash surrender value of certain insurance contracts.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $2,330, $3,985 and $4,597 in 2000, 1999 and 1998, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

Salant sponsors the Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% of their annual compensation, subject to certain limitations, to a money market mutual fund, a fixed income fund, the Company's common stock (in 1999 and 1998) and/or selected mutual funds. Salant contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 2000, 1999 and 1998 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $111, $140 and $198, respectively.


Note 14.  Stock Options and Shareholder Rights

Pursuant to the Plan, on the Effective Date, all existing stock options for the Old Common Stock were cancelled and the Company established, in accordance with the description set forth in the Plan, the Salant Corporation 1999 Stock Award and Incentive Plan (the "Incentive Plan"). The Plan provides that Salant will reserve 10% of the outstanding New Common Stock, on a fully diluted basis, as of the Effective Date, in order to create new employee stock and stock option plans for the benefit of the members of management and the other employees of Salant. In addition, the Plan provides that, on the Effective Date, a management stock option plan will be authorized pursuant to which options to acquire a certain percentage of such 10% reserve will be granted to (i) the directors of Salant and (ii) those members of management of Salant selected by executive management and approved by the non-management members of the board of directors of Salant. The Plan also provides that the decision to grant any additional stock options from the balance of the 10% reserve referred to above, and the administration of the stock plans, will be at the discretion of the non-management members of the board of directors of Salant.


The following table summarizes stock option transactions during 1998, 1999 and 2000:


                                                                                                 Weighted
                                                                                                  Average
                                                                                                  Exercise
                                                          Shares             Price Range             Price

Options outstanding at January 3,1998                   1,343,393         $2.0625-12.875         $3.95
Options granted during 1998                                 10,000               $1.7188         $1.72
Options exercised during 1998                                    0
Options surrendered or canceled during 1998                (87,026)         $2.25-12.875         $5.15
                                                     -------------
Options outstanding at January 2, 1999                   1,266,367          $1.7188-9.82         $3.85
Options cancelled due to reorganization - 1999          (1,266,367)         $1.7188-9.82         $3.85
Options granted during 1999                              1,814,554          $4.125-5.875         $4.99
Options exercised during 1999                                    0
Options surrendered or canceled during 1999               (895,609)               $5.875         $5.88
                                                       ------------
Options outstanding at January 1, 2000                     914,945          $4.125-5.875         $4.13
Options granted during 2000                                 33,000            $2.50-2.87         $2.64
Options exercised during 2000                                   --                 $  --         $ --
Options surrendered or cancelled during 2000              (134,001)         $4.125-5.875         $4.16
                                                      -------------
Options outstanding at December 30, 2000                   813,944           $2.50-4.125         $4.07
                                                      ============

Options exercisable at December 30, 2000                   630,961           $2.50-4.125         $4.10
                                                      ============

Options exercisable at January 1, 2000                     406,389          $4.125-5.875         $4.14
                                                      ============


The 895,609 of options shown in the above table as "surrendered or canceled" during 1999 reflect 890,777 of options that were issued at $5.875 and repriced to $4.125 all within fiscal 1999.





The following tables summarize information about outstanding stock options as of December 30, 2000 and January 1, 2000:


                                                 Options Outstanding                        Options Exercisable

                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                     Outstanding at    Contractual Life      Average      Exercisable at       Average
                                                   -   ----------------
      Range of Exercise Price            12/30/00                           Exercise         12/30/00       Exercise Price
      -----------------------            --------                           ---------        --------       --------------
                                                                              Price
                                                                              -----

            $2.5 -$2.87                        33,000               9.37          $2.64        12,002                $2.66
              $4.125                          780,944               8.77          $4.13       618,959                $4.13

           $2.50-$4.125                       813,944               8.80          $4.07       630,961                $4.10

                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                      Outstanding at   Contractual Life      Average      Exercisable at       Average
                                                       ----------------
      Range of Exercise Price             1/1/00                            Exercise          1/1/00        Exercise Price
                                                                              Price

           $4.125-5.875                       914,945               9.43          $4.13       406,389                $4.14


In summary, as of December 30, 2000, there were 1,111,111 shares of Common Stock reserved for the exercise of stock options and 297,167 shares of Common Stock reserved for future grants of stock options or awards.

All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 2000 and 1999 was $2.64 and $4.99, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 6.00%, 6.00% and 5.16%; expected dividend yield of 0%, for all years; expected life of 5.25, 5.75 years and 4.46 years; and expected volatility of 98%, 316%, and 106%. The outstanding stock options at December 30, 2000 have a weighted average contractual life of 8.8 years.

The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income/(loss) for 2000, 1999 and 1998 would have been $12,338, $16,687 and ($74,069), respectively. The Company's pro-forma net income per-share for fiscal 2000 would have been $1.25. The Company's pro forma net income/(loss) per share based upon the New Common Stock for 1999 and 1998 would have been $1.67 and ($7.41), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.





Note 15.  Deferred Liabilities
                               December 30,            January 1,
                                       2000                  2000

Deferred pension obligations        $ 4,334              $  2,801

Deferred rent                         1,294                 1,314
Other deferred liabilities               14                    18
                                 ----------            ----------

                                    $ 5,642               $ 4,133
                                    =======               =======


Note 16.  Commitments and Contingencies

(a)      Lease Commitments

The Company conducts a portion of its operations in premises occupied under leases expiring at various dates through 2013. Certain of the leases contain renewal options. Rental payments under certain leases may be adjusted for increases in taxes and operating expenses above specified amounts. In addition, certain of the leases for outlet stores contain provisions for additional rent based upon sales.

In  2000,  1999  and  1998,  rental  expense  was  $3,891,  $5,144  and  $7,008, respectively. As of December 30, 2000, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

                           Fiscal Year

                           2001      $   4,898
                           2002          4,754
                           2003          4,813
                           2004          4,591
                           2005          3,846
                     Thereafter         22,773

  Total (Not reduced by minimum       $ 45,675
         sublease rentals of $18,432)

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,175 in 2001. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 17.  Discontinued Operations

In December 1998, the Company discontinued the operations of the Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the DR. DENTON and OSHKOSH B'GOSH trademarks, and sleepwear and underwear under the JOE BOXER trademark.
For the fourth quarter of fiscal 2000, the Company recorded income of $569 related to better than anticipated recovery on the sale of assets (primarily real estate holdings) related to the Children's business. At the end of fiscal 2000, $550 remained in the reserve of which approximately $350 was for severance and the remaining balance related to the disposal of assets and other costs.

For fiscal 1999, the Company recognized a charge of $1,955 for additional expenses incurred during the phase-out period and additional expenses needed to dispose of the assets related to the Children's business. At the end of Fiscal 1999, $941 remained in the reserve of which approximately $300 was for severance and the remaining balance related to the disposal of assets. For Fiscal 1998, the Company recognized a charge of $15,877 reflecting the discontinuance of the Children's Group. Of the $15,877, $10,163 related to the operations prior to the date the decision was made to discontinue the business and $5,724 represented estimated future losses during the phase-out period. The $5,724 was comprised of
(i) write-off of assets of $2,929, (ii) estimated loss from operations of $1,597, (iii) severance of $1,450 and (iv) royalty and lease payments of $1,498, offset by $1,750 for the sale of the Dr. Denton trademark. No income tax benefits have been allocated to the division.

Pursuant to a purchase and sale agreement dated January 14, 1999, the Company sold all of its right, title and interest in, certain assets (Dr. Denton trademark, selected inventory and machinery and equipment) of the Children's Group. Accounts receivable, prepaids, accounts payable and accrued liabilities will be collected or paid through the normal course of business. Property, plant and equipment was written down to its estimated net realizable value and the Company has disposed of these assets.

The Children's division results for 2000, 1999 and 1998 are summarized as follows (no income tax benefits have been allocated to the division):

                                     2000              1999             1998
                                     ----              ----             ----

Net Sales                          $      --        $   5,493         $  42,766
                                   =========        =========        ==========

Net Income/(Loss) from Operations     $  569         $ (1,955)        $ (10,163)
                                      ======         ========         =========

Net (liabilities)/assets of discontinued operations in the 2000 and 1999 consolidated balance sheets include:
                                                  2000              1999
                                                  ----              ----

         Prepaids and other                       $   30          $    24
         Assets held for Sale                         --               86
                                                --------         --------

         Assets                                   $   30           $  110
                                                  ------           ------

         Accounts payable                        $    --           $  193
         Accrued liabilities                         224              285
         Reserve for future phase-out losses         550              941
                                                 -------         --------

         Liabilities                              $  774         $  1,419
                                                  ------         --------
         Net (Liabilities)/Assets                 $ (744)        $ (1,309)
                                                  ======         ========

Note 18.  Accumulated Other Comprehensive Income/(Loss)

                                                                                                    Accum-
                                                                   Foreign         Minimum        ulated
                                                                   Currency       Pension          other
                                                                 Translation     Liability       Compre-
                                                                   Adjust-        Adjust-         hensive
                                                                    ments          ments           Income/
                                                                                                   (Loss)


2000

  Beginning of the year balance                                  $ (143)        $ (2,801)         $ (2,944)
  12 month change                                                    25           (1,533)           (1,508)
                                                               --------          --------        ---------
  End of the year balance                                        $ (118)        $ (4,334)         $ (4,452)
                                                                 =======        =========         =========

1999

  Beginning of the year balance                                  $ (197)        $ (3,856)         $ (4,053)
  12 month change                                                    54            1,055             1,109
                                                               --------        ---------         ---------
  End of the year balance                                        $ (143)        $ (2,801)         $ (2,944)
                                                                 =======        ========          ========


1998

  Beginning of the year balance                                $      6         $ (3,508)         $ (3,502)
  12 month change                                                  (203)            (348)             (551)
                                                                --------      -----------       -----------
  End of the year balance                                        $ (197)        $ (3,856)         $ (4,053)
                                                                 =======        =========         =========


Note 19.  Quarterly Financial Information (Unaudited)

                       Fiscal year ended December 30, 2000

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $208,303      $49,473       $56,344      $45,830      $56,656
Gross profit                                   55,595       14,065        13,777       14,112       13,641
Net income                                     13,280        5,193         3,744        2,602        1,741
Diluted earnings per share                      $1.34        $0.52        $0.38        $0.26         $0.18

                        Fiscal year ended January 1, 2000

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $248,370      $50,671       $57,297      $61,820      $78,582
Gross profit                                   55,979       15,267        14,111        9,768       16,833
Net income/(loss)                              20,600        1,859         2,371       22,141       (5,771)
Pro forma diluted earnings/(loss) per share     $2.06        $0.19        $0.24        $2.21        ($0.58)


Reference is made to Notes 3, 4 and 17 concerning fourth quarter adjustments during the years ended December 30, 2000 and January 1, 2000.

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

     1. Bankruptcy Case. On the Filing Date, Salant filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company filed its Plan on the Filing Date and the Plan was confirmed by the Bankruptcy Court on April 16, 1999. The Plan was consummated on the Effective Date. The 1998 Case is currently pending under the caption In re Salant Corporation, Chapter 11 Case No. 98-10107 (CB). All pre-Filing Date non-disputed and allowed claims against Salant have been or will be satisfied pursuant to the terms of the Plan. Salant has filed, and expects to continue to file, objections to all disputed pre-Filing Date claims asserted against Salant in the 1998 Case.

     2. Declaratory Judgement Action. The Company is a defendant in a declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"). The Company's insurers seek a declaratory judgment that the claims asserted against the Company in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. v. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action") are not covered under the policies that the insurers had issued. The Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action and paid $30 million to settle the case without prejudice to their positions in the Hartford Action. Currently, there are discussions being held with a view to reaching an agreement for the settlement of the Hartford Action; if the settlement proposal is achieved as contemplated, management believes there would be no material impact on the Company's financial position or the results of operations. Pending such a settlement of this action, Salant's insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of such insurers will seek recourse against Salant.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2001 annual meeting of shareholders.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2001 annual meeting of shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2001 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2001 annual meeting of shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K



1.  Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

         Independent Auditors' Report

         Consolidated Statements of Operations

         Consolidated Statements of Comprehensive Income/(Loss)

         Consolidated Balance Sheets

         Consolidated Statements of Shareholders' Equity/(Deficiency)

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

The following Financial Statement Schedule for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 is filed as part of this Annual
Report:

         Schedule II - Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                       SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                             COLUMN B       COLUMN C         COLUMN D        COLUMN E

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period
                                    ----------      ---------  ------------------     -----------              ---------

YEAR ENDED DECEMBER 30, 2000:

Accounts receivable allowance
  for doubtful accounts                  $2,419           $526             $ --           $320(A)                 $2,625

Reserve for business restructuring       $2,308         $(629)             $ --           $609(B)                 $1,070

YEAR ENDED JANUARY 1, 2000:

Accounts receivable allowance
  for doubtful accounts                  $2,661           $260             $ --          $502 (A)                 $2,419

Reserve for business restructuring       $3,551         $4,039             $ --        $5,282 (B)                 $2,308

YEAR ENDED JANUARY 2, 1999:

Accounts receivable - allowance
  for doubtful accounts                  $2,094         $2,769            $  --        $2,202 (A)                 $2,661

Reserve for business restructuring     $2,764          $24,825            $  --       $24,038 (B)                 $3,551




NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended December 30, 2000.


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

2.3      Chapter 11 Plan of Reorganization                 Exhibit 2.3 to Form 8-K dated
         for Salant Corporation, dated                     December 29, 1998.
         December 29, 1998.

2.4      Disclosure Statement for Chapter 11               Exhibit 2.4 to Form 8-K dated
         Plan of Reorganization, dated                     December 29, 1998.
         December 29, 1998.

2.5      First Amended Chapter 11 Plan of                  Exhibit 2.5 to Form 8-K dated
         Reorganization for Salant                         April 30, 1999.
         Corporation, dated
         February 3, 1999.

2.6      First Amended Disclosure                          Exhibit 2.7 to Annual Report on
         Statement for Chapter 11 Plan                     Form 10-K for Fiscal Year 1999.
         of Reorganization for Salant
         Corporation, dated
         February 3, 1999.

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

10.39   Agreement, dated July 20,                          Exhibit 10.47 to Quarterly Report on
         1998, amending the Employment                     Form 10-Q for the quarter ended
         Agreement, dated March 20, 1997,                  October 3, 1998.
         between Jerald s. Politzer and
         Salant Corporation. *

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

10.44    Amended and Restated Revolving                    Exhibit 10.43 to Form 10-Q, dated
         Credit and Security Agreement,                    May 17, 1999.
         dated May 11, 1999.

10.45    Employment Agreement, dated                       Exhibit 10.45 to Annual Report on
         February 1, 1999, between Form 10-K for fiscal year 1999.
         Awadhesh Sinha and Salant
         Corporation. *

10.46    Employment Agreement, dated as                    Exhibit 10.46 to Annual Report on
         of May 17, 1999, between Michael                  Form 10-K for fiscal year 1999.
         Setola and Salant Corporation. *

10.47    Letter Agreement, dated July 1, 1999,             Exhibit 10.47 to Annual Report on
         amending the Employment Agreement,                Form 10-K for fiscal year 1999.
         dated February 1, 1999, between
         Awadhesh Sinha and Salant
         Corporation. *

10.48    Salant Corporation 1999 Stock Award               Exhibit A to Salant Corporation
         Incentive Plan.                                   Definitive Proxy Statement on
                                                           Schedule  14(a)
                                                           dated April 14, 2000.


21             List of Subsidiaries of the Company


* constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SALANT CORPORATION

Date: March 28, 2001                                 By: /s/ Awadhesh K. Sinha
                                                     Awadhesh K. Sinha
                                                     Chief Financial Officer and
                                                     Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 28, 2001.

   Signature                      Title


   /s/  Michael J. Setola        Chairman of the Board,
        Michael J. Setola        and Chief Executive Officer
                                 (Principal Executive Officer); Director

   /s/  Awadhesh  K. Sinha       Chief Financial Officer
        Awadhesh K. Sinha        and Chief Operating Officer
                                 (Principal Financial and Accounting Officer)

   /s/   Talton R. Embry         Director
         Talton R. Embry


   /s/  G. Raymond Empson        Director
        G. Raymond Empson


   /s/  Ben Evans                Director
        Ben Evans


   /s/ Rose P. Lynch             Director
       Rose P. Lynch

















                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS


                                       to


                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000


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

2.3      Chapter 11 Plan of Reorganization                 Exhibit 2.3 to Form 8-K dated
         for Salant Corporation, dated                     December 29, 1998.
         December 29, 1998.

2.4      Disclosure Statement for Chapter 11               Exhibit 2.4 to Form 8-K dated
         Plan of Reorganization, dated                     December 29, 1998.
         December 29, 1998.

2.5      First Amended Chapter 11 Plan of                  Exhibit 2.5 to Form 8-K dated
         Reorganization for Salant                         April 30, 1999.
         Corporation, dated
         February 3, 1999.

2.6      First Amended Disclosure                          Exhibit 2.7 to Annual Report on
         Statement for Chapter 11 Plan                     Form 10-K for fiscal year 1999.
         of Reorganization for Salant
         Corporation, dated
         February 3, 1999.

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

10.20    Seventh Amendment to Credit                       Exhibit 10.34 to
         Agreement, dated as of                            Annual Report on
         March 27, 1996, to the                            Form 10-K for
         Revolving Credit, Factoring                       fiscal year 1995.
         and Security Agreement,
         dated as of  September  20,  1993,
         as amended, between SalantCorporation
         and The CIT Group/Commercial Services, Inc.

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

10.44    Amended and Restated Revolving                    Exhibit 10.43 to Form 10-Q, dated
         Credit and Security Agreement,                    May 17, 1999.
         dated May 11, 1999.

10.45    Employment Agreement, dated                       Exhibit 10.45 to Annual Report on
         February 1, 1999, between                         Form 10-K for fiscal year 1999.
         Awadhesh Sinha and Salant
         Corporation. *

10.46    Employment Agreement, dated as                    Exhibit 10.46 to Annual Report on
         of May 17, 1999, between Michael                  Form 10-K for fiscal year 1999.
         Setola and Salant Corporation. *

10.47    Letter Agreement, dated July 1, 1999,             Exhibit 10.47 to Annual Report on
         amending the Employment Agreement,                Form 10-K for fiscal year 1999.
         dated February 1, 1999, between
         Awadhesh Sinha and Salant
         Corporation. *

10.48    Salant Corporation 1999 Stock Award               Exhibit A to Salant Corporation
         Incentive Plan.                                   Definitive Proxy Statement on
                                                                 Schedule  14(a)
                                                                 dated April 14, 2000.

21             List of Subsidiaries of the Company


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

Salant Holding Corp., a Delaware corporation

SLT Sourcing, Inc., a New York corporation

Vera Licensing, Inc., a Nevada corporation

Vera Linen Manufacturing, Inc., a Delaware corporation

Salant Caribbean, S.A., a Guatemalan Corporation