Form 10-Q
period 2001-03-31
SALANT CORP
filed 2001-05-11
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of April 25, 2001, there were outstanding 9,901,140 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                     Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                             3 - 10

Condensed Consolidated Statements of Operations                       3

Condensed Consolidated Statements of Comprehensive (Loss)/Income      4

Condensed Consolidated Balance Sheets                                 5

Condensed Consolidated Statements of Cash Flows                       6 -  7

Notes to Condensed Consolidated Financial Statements                  8 - 10

Item 2.  Management's Discussion and Analysis of                     11 - 16
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                          17

Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                            17

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                     Three Months Ended
                                                 March 31,         April 1,
                                                      2001             2000

Net sales                                        $  49,448        $  56,656
Cost of goods sold                                  38,935           43,015

Gross profit                                        10,513           13,641

Selling, general and
 administrative expenses                           (13,016)         (12,049)
Royalty income                                           3               40
Goodwill amortization                                 (157)            (130)
Other expense                                          (13)             (12)

(Loss)/income before interest and income taxes      (2,670)           1,490

Interest income, net                                   234              251

(Loss)/income before income taxes                   (2,436)           1,741

Income tax benefit                                      37               --

Net (loss)/income                                $  (2,399)       $   1,741



Basic and diluted (loss)/income per share         $  (0.24)       $    0.18


Weighted average common stock outstanding            9,901            9,901


















             See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
                                   (Unaudited)
                             (Amounts in thousands)


                                                     Three Months Ended
                                                  March 31,          April 1,
                                                      2001             2000


Net (loss)/income                                 $ (2,399)         $ 1,741
Other comprehensive income, net of tax:

 Foreign currency translation adjustments               --               31

Comprehensive (loss)/income                       $ (2,399)         $ 1,772






































            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                    March 31,   December 30,   April 1,
                                                        2001           2000        2000
                                                  (Unaudited)       (*)      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                         $   2,022   $   34,683  $    13,017
 Accounts receivable, net                             34,754       16,588       35,625
 Inventories (Note 3)                                 48,046       45,283       36,579
 Prepaid expenses and other current assets             6,654        6,305        5,865
 Assets held for sale                                     --           --          100

Total current assets                                  91,476      102,859       91,186

Property, plant and equipment, net                    13,016       13,185       13,639
Other assets                                          16,469       14,504       13,819

Total assets                                       $ 120,961   $  130,548   $  118,644

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $  10,981   $   14,798   $   12,724
 Liabilities subject to compromise (Note 1)            1,563        1,611        3,560
 Accrued liabilities                                   6,078        9,310        7,903
 Net liabilities of discontinued
   Operations (Note 6)                                   750          744        1,001
 Reserve for business restructuring (Note 5)             968        1,070        1,950

Total current liabilities                             20,340       27,533       27,138

Deferred liabilities                                   5,647        5,642        4,133

Shareholders' equity (Note 1)
 Common Stock                                         10,000       10,000       10,000
 Additional paid-in capital                          206,040      206,040      206,040
 Deficit                                            (116,416)    (114,017)    (125,556)
Accumulated other comprehensive income (Note 4)       (4,452)      (4,452)      (2,913)
Less - treasury stock, at cost                          (198)        (198)        (198)

Total shareholders' equity                            94,974       97,373       87,373

Total liabilities and shareholders' equity        $  120,961   $  130,548   $  118,644

(*) Derived from the audited financial statements.







            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                     Three Months Ended
                                                                March 31,              April 1,
                                                                    2001                  2000
Cash Flows from Operating Activities:
Net (loss)/income                                              $  (2,399)             $  1,741

Adjustments to reconcile  (loss)/income  from continuing  operations to net cash
 (used)/provided by operating activities:
  Depreciation                                                     1,120                 1,242
  Amortization                                                       157                   130

Change in operating assets and liabilities (net of business acquired):
   Accounts receivable                                           (18,166)              (19,669)
   Inventories                                                      (816)                5,090
   Prepaid expenses and other assets                                (226)                 (375)
   Accounts payable                                               (3,817)                  627
   Accrued and other liabilities                                  (3,477)               (3,848)
   Reserve for business restructuring                               (102)                 (358)
   Liabilities subject to compromise                                 (48)               (1,044)


Net cash provided/(used) by continuing operations                (27,774)              (16,464)

Cash (used)/provided by discontinued operations                        6                  (308)


Net cash (used)/provided by operating activities                 (27,768)              (16,772)


Cash Flows from Investing Activities:
Capital expenditures                                                (605)                 (206)
Store fixture expenditures                                          (249)                 (152)
Asset purchase                                                    (4,039)                   --
Net cash provided/(used) by investing activities                  (4,893)                 (358)


Cash Flows from Financing Activities:
Other, net                                                            --                    31


Net cash provided/(used) by financing activities                      --                    31


Net (decrease)/increase in cash and cash equivalents             (32,661)              (17,099)

Cash and cash equivalents - beginning of year                     34,683                30,116


Cash and cash equivalents - end of quarter                     $   2,022              $ 13,017






            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued
                                   (Unaudited)
                             (Amounts in thousands)



Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                    $      4               $    36
    Income taxes                                $     --               $   178

Guaranteed future purchase price payment        $    250               $    --










































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

On April 16, 1999, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date"). See the Company's annual report on Form 10-K for the fiscal year ended December 30, 2000 for more information on the Plan.

The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of new common stock, $1.00 par value per share and (ii) 5,000,000 shares of preferred stock, $2.00 par value per share. No preferred stock has been issued either in connection with the Plan or otherwise.

Post-restructuring, Salant has focused primarily on its Perry Ellis men's apparel business and, as a result, Salant exited its other businesses. In addition, the Company continues to evaluate potential transactions to expand its men's apparel business.

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

During the first quarter of 2001, the Company purchased certain assets of a business. The purchase price was approximately $4.3 million, with additional contingent payments upon achieving future defined benchmarks. The acquisition was accounted for using the purchase method and the Company is currently in the process of allocating the purchase price. Any excess purchase price resulting in goodwill will be amortized over a life of 20 years. The pro forma effect of the asset purchase on the results of operations is not presented, as it is not material.

The results of operations for the three months ended March 31, 2001 and April 1, 2000 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 30, 2000.

Note 3.  Inventories

                                                     March 31,              December 30,                  April 1,
                                                          2001                      2000                      2000

Finished goods                                       $  34,878                 $  27,078                  $ 23,187
Work-in-Process                                          6,694                    11,009                     6,105
Raw materials and supplies                               6,474                     7,196                     7,337
                                                     $  48,046                  $ 45,283                  $ 36,579

Note 4.  Accumulated Other Comprehensive Income


                                                           Foreign            Minimum        Accumulated
                                                          Currency             Pension                Other
                                                         Translation          Liability        Comprehensive
                                                         Adjustment        Adjustment          Income
2001
  Beginning of year balance                               $    (118)         $  (4,334)          $ (4,452)
  Three months ended
    March 31, 2001 change                                        --                 --                 --
  End of quarter balance                                  $    (118)          $ (4,334)          $ (4,452)

2000
  Beginning of year balance                               $    (143)          $ (2,801)          $ (2,944)
  Three months ended
    April 1, 2000 change                                         31                 --                 31
  End of quarter balance                                   $   (112)          $ (2,801)          $ (2,913)


Note 5.  Division Restructuring Costs

In the first quarter of 2001, the Company used $102 of the restructure reserve primarily for employee costs necessary to complete the shut down of Mexican operations and other employee benefit costs. As of March 31, 2001, the reserve balance is $968 of which $450 is reserved for severance costs, $195 is reserved for future lease payments, $152 is reserved for costs to close Mexican operations, and $171 is reserved for various miscellaneous restructuring costs.



Note 6. Discontinued Operations

In the first quarter of 2001, the net liabilities of discontinued operations increased by $6 due to collection activity related to bad debts. As of March 31, 2001, the net liabilities of discontinued operations consist of $545 of reserve for discontinued operations, $185 of liabilities subject to compromise, and $20 of miscellaneous liabilities.

Note 7. Segment Reporting

The Company operates in two business segments: wholesale and retail. The wholesale apparel segment consists of businesses that design, produce and market men's apparel under various trademarks, owned or licensed by the Company or the customer, to wholesale customers. The retail segment of the Company consists of a chain of outlet stores, through which it sells products produced by the Company and other Perry Ellis licensed manufacturers. As of March 31, 2001, the Company operated 37 Perry Ellis outlet stores.

The Company's results of operations for the three-months ended, by segment, were as follows:


                                                   March 31,              April 1,          December 30,
                                                        2001                  2000                  2000
       Total Assets

         Wholesale                                  $110,719              $110,710              $121,709
          Retail                                      10,242                 7,934                 8,839
                                                    $120,961              $118,644              $130,548

       Net Sales

         Wholesale                                  $ 44,905              $ 52,815
          Retail                                       4,543                 3,841
                                                    $ 49,448              $ 56,656

       Gross Profit

         Wholesale                                 $   8,520              $ 11,806
          Retail                                       1,993                 1,835
                                                    $ 10,513              $ 13,641

       Operating (Loss)/Income before Interest and Taxes

         Wholesale                                  $ (1,818)             $  1,957
          Retail                                        (852)                 (467)
                                                    $ (2,670)             $  1,490




ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 2001 Compared with First Quarter of 2000

Net Sales

Net sales decreased by $7.2 million or 12.7% in the first quarter of 2001, as compared to the first quarter of 2000. This decrease in net sales is primarily the result of a very difficult and weak retail environment. Net sales for the wholesale segment decreased $7.9 million or 15.0% in the first quarter of 2001, as compared to the first quarter of 2000. Newly acquired and licensed wholesale businesses accounted for an increase $2.5 million for the first quarter of 2001. Net sales for the retail segment increased by $0.7 million or 18.3% in the first quarter of 2001, as compared to the first quarter of 2000. The principal reason for this increase is the net sales contribution related to the additional stores opened between April 1, 2000 and March 31, 2001.

Gross Profit

The gross profit percentage in the first quarter of 2001 decreased by 2.8%, as compared to the first quarter of 2000. The gross profit percentage for the wholesale segment decreased to 19.0% on the first quarter of 2001 from 22.4% in the first quarter of 2000. The decrease is primarily the result of lower achieved margins in response to the overall softness in the retail market and lower margins on closeout inventories. Total gross profit for the retail segment increased, due to additional stores, by $0.2 million in the first quarter of 2001, from the first quarter of 2000. However, the retail segment gross profit percentage decreased as compared to the first quarter of 2000, primarily as a result of additional markdown activity in response to weakness in retail sales at all levels during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first quarter of 2001 increased to $13.0 million (26.3% of sales) from $12.0 million (21.3% of sales) as compared to the first quarter of 2000. This increase is the result of additional SG&A expenses related to new businesses and additional retail outlet stores.

(Loss)/Income Before Interest and Income Taxes

Loss from operations before interest and taxes was $(2.7) million for the first quarter of 2001 as compared to income of $1.5 million for the first quarter of 2000. The decrease is primarily the result of lower net sales, which is detailed above. The retail segment's loss from operations before interest and income taxes increased to $(0.8) million in the first quarter of 2001 from $(0.5) million in the first quarter of 2000.


Interest Income, Net

Net interest income was $234,000 for the first quarter of 2001 as compared to $251,000 for the first quarter of 2000. The decrease is the result of lower invested cash balances and a lower interest rate in the first quarter of 2001.

Net (Loss)/Income

In the first quarter of 2001, the Company reported a net loss of $(2.4) million, or $(.24) per share, as compared to net income of $1.7 million, or $.18 per share in the first quarter of 2000.

Loss/Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Loss before interest, taxes, depreciation, amortization, restructuring charges, and discontinued operations was $(1.3) million (2.8% of sales) for the first quarter of 2001, compared to earnings of $2.9 million (5.0% of net sales) in the first quarter of 2000. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operations.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or, at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at March 31, 2001.


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

At March 31, 2001, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $30.8 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $36.7 million and cash of approximately $2.0 million available to fund its operations. At the end of the first quarter of 2000, there were no direct borrowings outstanding; letters of credit outstanding were $31.5 million, and the Company had unused availability of $32.5 million and cash of approximately $13.0 million available to fund its operations.

The Company's cash used by operating activities for the first three months of 2001 was $27.8 million, which primarily reflects (i) an increase in net accounts receivable of $18.2 million, (ii) an increase in net inventories of $0.8 million, (iii) a decrease in accounts payable of $3.8 million, (iv) a decrease in accrued liabilities and reserve for business restructuring of $3.6 million,
(v) an increase in prepaid assets of $0.2 million, (vi) and net losses from continuing operations of $2.4 million. These items were offset by non-cash charges, depreciation and amortization, of $1.3 million.

Cash used by investing activities for the first three months of 2001 was $4.9 million, which reflects $4.0 million used to purchase the assets of a business, $0.6 million for capital expenditures, and $0.3 million for the installation of store fixtures in department stores. During fiscal 2001, the Company plans to make capital expenditures of approximately $4.1 million and to spend $1.1 million for the installation of stores fixtures in department stores.

Working Capital

At March 31, 2001, working capital totaled $71.1 million as compared to $64.0 million at the end of the first quarter of 2000 and the current ratio improved to 4.5:1 as compared to 3.4:1 in the first quarter of 2000. The components of working capital also changed significantly in the first quarter of 2001 as compared to the first quarter of 2000. Cash decreased by $11.0 million, which was offset by an increase in inventory, a reduction in current liabilities and the purchase of the assets of a business. The increase in inventory was due to weakness at retail, additional inventory requirements related to additional retail outlet stores and two new businesses that were added between the first quarter of 2000 and the first quarter of 2001. Liabilities decreased $6.8 million in the first quarter of 2001 as compared to the first quarter of 2000 due to the settlement of liabilities subject to compromise, restructuring charges and the timing of the payments in the normal course of business. Although quarterly sales decreased from the prior year, the accounts receivable balance did not significantly change from the first quarter of 2001 as compared to the first quarter of 2000, reflecting a change in the timing of the sales during the quarter.


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

Strategic Initiatives. During the second quarter of 2000, the Company entered into a licensing agreement with Hartz & Company, Inc. ("Hartz") to design, produce and distribute men's sportswear and furnishings for Hartz's exclusive Tallia brand. In the first quarter of 2001, the Company purchased the assets and trademarks of Tricots St. Raphael, Inc. which designs, produces, and markets better men's sweaters and sportswear. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

Retail Environment. Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods. To the extent that these financial difficulties continue, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected. Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

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

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective as of December 31, 2000. The adoption of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the first quarter of 2001, the Company did not file a current report on Form 8-K.

Exhibits

Number      Description

10.49 Letter Agreement, dated March 28, 2001, amending the Employment Agreement, dated February 1, 1999, as amended on July 1, 1999, between Awadhesh Sinha and Salant Corporation. *


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:    May 11, 2001                                /s/   Awadhesh K. Sinha

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer













* constitutes a management contract or a compensatory plan or arrangement