Form 10-Q
period 2001-06-30
SALANT CORP
filed 2001-08-13
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of July 31, 2001, there were outstanding 9,901,140 shares of the Common Stock of the registrant.
                                TABLE OF CONTENTS

                                                                   Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Operations                       3

Condensed Consolidated Statements of Comprehensive Income/(Loss)      4

Condensed Consolidated Balance Sheets                                 5

Condensed Consolidated Statements of Cash Flows                       6

Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of                     10
           Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                          18

Item 6.  Exhibits and Reports on Form 8-K                            18

SIGNATURE                                                            18

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                          Three Months Ended                  Six Months Ended
                                      June 30,          July 1,          June 30,          July 1,
                                         2001             2000              2001             2000

Net sales                            $ 44,028         $ 45,830          $ 93,476         $102,486
Cost of goods sold                     32,384           31,718            71,319           74,733

Gross profit                           11,644           14,112            22,157           27,753

Selling, general and
 administrative expenses              (11,276)         (11,853)          (24,293)         (23,902)
Royalty income                             77              190                80              230
Goodwill amortization                    (157)            (130)             (313)            (260)
Other(expense)/income                     (14)               4               (28)              (8)

Income/(loss) before interest and
 income taxes                             274            2,323            (2,397)           3,813

Interest income, net                      (33)            (291)             (267)            (544)

Income/(loss) before income taxes         307            2,614            (2,130)           4,357

Income taxes expense/(benefit)             --               12               (37)              12

Net income/(loss)                    $    307         $  2,602          $ (2,093)         $ 4,345

Basic and diluted income/(loss)
 per share                           $   0.03         $   0.26          $  (0.21)         $   0.44

Weighted average common
 stock outstanding                      9,901             9,901            9,901             9,901



            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                              Three Months Ended                  Six Months Ended
                                            June 30,          July 1,          June 30,          July 1,
                                               2001             2000              2001             2000


Net income/(loss)                             $ 307          $ 2,602          $ (2,093)         $ 4,345

Other comprehensive income/(loss), net of tax:

 Foreign currency translation adjustments         2              (10)                2               21

Comprehensive income/(loss)                   $ 309          $ 2,592          $ (2,091)         $ 4,366




            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                June 30,            December 30,             July 1,
                                                  2001                  2000                  2000
                                               (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                      $    9,227           $   34,683           $    27,694
 Accounts receivable, net                           19,792               16,588                19,184
 Inventories (Note 3)                               53,814               45,283                40,921
 Prepaid expenses and other current assets           6,845                6,305                 6,087
 Assets held for sale                                   --                   --                   100

Total current assets                                89,678              102,859                93,986

Property, plant and equipment, net                  12,933               13,185                13,398
Other assets                                        16,093               14,504                13,649

Total assets                                    $  118,704           $  130,548            $  121,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $    9,347           $   14,798            $   12,349
 Liabilities subject to compromise (Note 1)          1,161                1,611                 3,218
 Accrued liabilities                                 5,651                9,310                 8,652
 Net liabilities of discontinued
  Operations (Note 6)                                  743                  744                   988
 Reserve for business restructuring (Note 5)           862                1,070                 1,757

Total current liabilities                           17,764               27,533                26,964

Deferred liabilities                                 5,658                5,642                 4,102

Shareholders' equity: (Note 1)
Common stock                                        10,000               10,000                10,000
Additional paid-in capital                         206,040              206,040               206,040
Deficit                                           (116,110)            (114,017)             (122,952)
Accumulated other comprehensive income (Note 4)     (4,450)              (4,452)               (2,923)
Less - treasury stock, at cost                        (198)                (198)                 (198)

Total shareholders' equity                          95,282               97,373                89,967

Total liabilities and shareholders' equity      $  118,704           $  130,548            $  121,033



(*) Derived from the audited financial statements.





            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                             Six Months Ended
                                                          June 30,       July 1,
                                                             2001          2000
Cash Flows from Operating Activities:
Net(loss)/income                                        $  (2,093)    $   4,345
Adjustments to reconcile (loss)/income from continuing
 operations to net cash used by
 operating activities:
   Depreciation                                             2,249         2,004
   Amortization                                               313           260
Change in operating assets and liabilities (net of business acquired):
   Accounts receivable                                     (3,204)       (3,228)
   Inventories                                             (6,584)          748
   Prepaid expenses and other assets                         (417)         (597)
   Accounts payable                                        (5,451)          252
   Accrued and other liabilities                           (3,893)       (3,130)
   Reserve for business restructuring                        (208)         (551)
   Liabilities subject to compromise                         (450)       (1,386)

Net cash used by continuing operations                    (19,738)       (1,283)

Cash used by discontinued operations                           (1)         (321)

Net cash used by operating activities                     (19,739)       (1,604)

Cash Flows from Investing Activities:
Capital expenditures                                       (1,359)         (625)
Store fixture expenditures                                   (321)         (214)
Purchase of certain business assets                        (4,039)           --

Net cash used by investing activities                      (5,719)         (839)

Cash Flows from Financing Activities:
Other, net                                                      2            21

Net cash provided by financing activities                       2            21

Net decrease in cash and cash equivalents                 (25,456)       (2,422)

Cash and cash equivalents - beginning of year              34,683        30,116

Cash and cash equivalents - end of quarter                $ 9,227      $ 27,694






            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Six Months Ended
                                                       June 30,     July 1,
                                                        2001          2000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                          $     13    $     59
    Income taxes                                      $     64    $    178

Guaranteed future purchase price payment              $    250    $     --



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

During the first half of 2001, the Company purchased certain assets of a business. The purchase price, including inventory, was approximately $4.3 million, with additional contingent payments due upon achieving future defined benchmarks. The acquisition was accounted for using the purchase method and the Company is currently in the process of allocating the purchase price. The pro forma effect of the asset purchase on the results of operations is not presented, as it is not material.

The results of operations for the six months ended June 30, 2001 and July 1, 2000 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 30, 2000.

Note 3.  Inventories
                             June 30,    December 30,     July 1,
                                 2001            2000        2000

Finished goods               $ 38,933       $  27,078    $ 26,250
Work-in-Process                 7,943          11,009       7,930
Raw materials and supplies      6,938           7,196       6,741
                             $ 53,814        $ 45,283    $ 40,921

Note 4.  Accumulated Other Comprehensive Income

                                             Foreign             Minimum        Accumulated
                                            Currency             Pension           Other
                                           Translation          Liability      Comprehensive
                                           Adjustment           Adjustment      Income/(Loss)
2001
  Beginning of year balance                 $    (118)          $ (4,334)          $ (4,452)
  Six months ended June 30, 2001 change             2                 --                  2
  End of quarter balance                     $   (116)          $ (4,334)          $ (4,450)

2000
  Beginning of year balance                $     (143)          $ (2,801)          $ (2,944)
  Six months ended July 1, 2000 change             21                 --                 21
  End of quarter balance                   $     (122)          $ (2,801)          $ (2,923)

Note 5.  Division Restructuring Costs

In the first half of 2001, the Company used $208 of the restructuring reserve primarily for employee costs necessary to complete the shut down of Mexican operations, other employee benefit costs, and costs associated with equipment disposition. As of June 30, 2001, the reserve for business restructuring totaling $862 consisted of $450 of severance costs, $148 for future lease payments, $133 for costs to close Mexican operations and $131 of other miscellaneous restructuring costs.

Note 6. Discontinued Operations

As of June 30, 2001, the net liabilities of discontinued operations consisted of $549 of reserve for discontinued operations, $185 of liabilities subject to compromise, and $9 of miscellaneous liabilities. The reserve for discontinued operations totaling $549 consisted of $350 of severance costs and $199 for costs to close Mexican operations.

Note 7.  Segment Reporting

The Company operates in two business segments: wholesale and retail. The wholesale apparel segment consists of businesses that design, produce and market men's apparel under various trademarks, owned or licensed by the Company or the customer, to wholesale customers. The retail segment of the Company consists of a chain of outlet stores, through which it sells Perry Ellis products produced by the Company and other Perry Ellis licensed manufacturers. As of June 30, 2001, the Company operated 38 Perry Ellis outlet stores.

The Company's results of operations, by segment, were as follows:

                                                      Three Months Ended                   Six Months Ended
                                                  June 30,        July 1,            June 30,       July 1,
                                                      2001           2000                2001           2000
       Net Sales
       Wholesale                                 $  38,048      $  39,599           $  82,953      $  92,414
       Retail                                        5,980          6,231              10,523         10,072
                                                 $  44,028      $  45,830           $  93,476      $ 102,486

       Gross Profit
       Wholesale                                $    8,994      $  11,285           $  17,514      $  23,090
       Retail                                        2,650          2,827               4,643          4,663
                                                 $  11,644      $  14,112           $  22,157      $  27,753

       Income/(loss) before Interest
       and Taxes
       Wholesale                               $       479      $   1,963          $   (1,339)    $    3,919
       Retail                                         (205)           360              (1,058)          (106)
                                               $       274      $   2,323          $   (2,397)    $    3,813

       Total Assets
       Wholesale                                                                    $ 108,345      $ 112,424
       Retail                                                                          10,359          8,609
                                                                                    $ 118,704      $ 121,033

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Second Quarter of 2001 Compared with Second Quarter of 2000

Net Sales

Net sales in the second quarter of 2001 were $44.0 million, a decrease of $1.8 million, or 3.9%, from net sales of $45.8 million in the second quarter last year. In the Company's wholesale segment, net sales in the second quarter were $38.0 million, a decrease of 3.9%, compared to net sales of $39.6 million in the second quarter of 2000. The Company's retail segment had net sales of $6.0 million, a decrease of 4.0%, compared to net sales of $6.2 million for the same period last year. The decrease in both of the Company's segments reflected the overall softness in the retail apparel sector of the economy, particularly in the department store level of distribution. This market softness caused an increase in the level of returns from retail accounts, additional markdowns given to retail accounts to clear out unsold inventory, and lower selling prices on inventory closeouts in the off-price market. Newly acquired and licensed wholesale business accounted for $2.6 million of net sales in the second quarter of 2001.

Gross Profit

Gross profit in the second quarter of 2001 was $11.6 million, or 26.4% of net sales, compared to $14.1 million, or 30.8%, in the second quarter of 2000. The Company's wholesale segment's gross profit percentage for the second quarter of 2001 was 23.6% of net sales, compared to 28.5% in the second quarter of 2000. In the Company's retail segment, gross profit percentage was 44.3% of net sales in the second quarter of 2001 compared to 45.4% in the second quarter of 2000. The gross margin decrease in both of the Company's segments was caused by the overall softness in the retail apparel sector, noted above. This softness increased the need for markdowns to dispose of inventory at retail, and caused lower margins on the disposal of excess inventory in the off-price market.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the second quarter of 2001 decreased to $11.3 million (25.6% of sales) as compared to $11.9 million (25.9% of sales) for the second quarter of 2000. SG&A expenses for newly acquired and licensed wholesale businesses increased to $1.2 million in the second quarter of 2001, from $0.1 million in the second quarter of 2000. This overall decrease in SG&A was primarily the result of lower employee costs and other reductions of overhead.

Income Before Interest and Income Taxes

Income from operations before interest and taxes was $0.3 million for the second quarter of 2001 as compared to income of $2.3 million for the second quarter of 2000. The decrease was primarily the result of lower gross profit, which is detailed above. The retail segment's loss from operations before interest and income taxes of $0.2 million in the second quarter of 2001 compares to $0.4 million of income in the second quarter of 2000.

Interest Income, Net

Net interest income was $33,000 for the second quarter of 2001 as compared to $291,000 for the second quarter of 2000. The decrease was the result of lower invested cash balances and lower interest rates in the second quarter of 2001.

Net Income

In the second quarter of 2001, the Company reported net income of $0.3 million, or $.03 per share, as compared to net income of $2.6 million, or $.26 per share in the second quarter of 2000.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges and Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, restructuring charges and discontinued operations was $1.6 million (3.5% of net sales) for the second quarter of 2001, compared to $3.2 million (7.0% of net sales) in the second quarter of 2000. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in generally accepted accounting principles and is not a substitute for operating income, net income or net cash flows from operations.

Year to Date 2001 Compared with Year to Date 2000

Net Sales

Net sales in the first six months of 2001 were $93.5 million, a decrease of $9.0 million, or 8.8%, from net sales of $102.5 million in the first six months of last year. In the Company's wholesale segment, net sales for the first half of 2001 were $82.9 million, a decrease of 10.2%, compared to net sales of $92.4 million in the first half of 2000. The Company's retail segment had net sales of $10.5 million, an increase of 4.5%, compared to net sales of $10.1 million for the same period last year. The decrease in the wholesale segment reflects the overall softness in the retail apparel sector of the economy, particularly in the department store level of distribution. This market softness caused an increase in the level of returns from retail accounts, additional markdowns given to retail accounts to clear out unsold inventory, and lower selling prices on inventory closeouts in the off-price market. Newly acquired and licensed wholesale business accounted for $5.1 million of net sales in the first half of 2001. The increase in net sales for the retail segment was primarily the result of the additional net sales contribution from new outlet stores opened between July 1, 2000 and June 30, 2001.

Gross Profit

Gross profit in the first half of 2001 was $22.2 million, or 23.7% of net sales, compared to $27.8 million, or 27.1%, in the first half of 2000. The Company's wholesale segment's gross profit percentage for the first half of 2001 was 21.1% of net sales, compared to 24.9% in the first half of 2000. In the Company's retail segment, gross profit percentage was 44.1% of net sales in the first six months of 2001 compared to 46.3% in the first six months of 2000. The gross margin decrease in both of the Company's segments was caused by the overall softness in the retail apparel sector, noted above. This softness increased the need for markdowns to dispose of inventory at retail, and caused lower margins on the disposal of excess inventory in the off-price market.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first six months of 2001 increased to $24.3 million (26.0% of net sales) from $23.9 million (23.3% of net sales) as compared to the first six months of 2000. SG&A expenses for newly acquired and licensed businesses increased $2.5 million to $2.6 million in the first six months of 2001. This increase was offset by lower employee costs and other reductions of overhead.

(Loss)/Income Before Interest and Income Taxes

Loss from operations before interest and taxes was $(2.4) million for the first half of 2001 as compared to income of $3.8 million for the first half of 2000. The decrease was primarily the result of lower net sales and gross profit, which is detailed above. The retail segment's loss from operations before interest and income taxes was $(1.1) million in the first six months of 2001 compared to $(0.1) million in the first six months of 2000.

Interest Income, Net

Net interest income was $267,000 for the first six months of 2001 as compared to $544,000 for the first six months of 2000. The decrease was the result of lower invested cash balances and lower interest rates in the first six months of 2001.

Net (Loss)/Income

In the first half of 2001, the Company reported a net loss of $(2.1) million, or $(.21) per share, as compared to net income of $4.3 million, or $.44 per share in the first half of 2000.

Earnings Before Interest, Taxes, Depreciation, Amortization, Restructuring Charges and Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, restructuring charges and discontinued operations was $0.2 million (0.2% of net sales) for the first half of 2001, compared to $6.1 million (5.9% of net sales) in the first half of 2000. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in generally accepted accounting principles and is not a substitute for operating income, net income or net cash flows from operations.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or, at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at June 30, 2001.

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

At June 30, 2001, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $23.1 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $29.5 million and cash of approximately $9.2 million available to fund its operations. At the end of the first six months of 2000, there were no direct borrowings outstanding; letters of credit outstanding were $35.4 million, and the Company had unused availability of $16.9 million and cash of approximately $27.7 million available to fund its operations.

The Company's cash used by operating activities for the first six months of 2001 was $19.7 million, which primarily reflects (i) an increase in net accounts receivable of $3.2 million, (ii) an increase in net inventories of $6.6 million,
(iii) a decrease in accounts payable of $5.5 million, (iv) a decrease in accrued liabilities and reserve for business restructuring of $4.5 million, (v) an increase in prepaid assets of $0.4 million, and (vi) net losses from continuing operations of $2.1 million. These items were offset by non-cash charges, depreciation and amortization, of $2.6 million.

Cash used by investing activities for the first six months of 2001 was $5.7 million, which reflects $4.0 million used to purchase certain assets of a business, $1.4 million for capital expenditures, and $0.3 million for the installation of store fixtures in department stores. During fiscal 2001, the Company plans to make capital expenditures of approximately $2.8 million and to spend $0.6 million for the installation of stores fixtures in department stores.

Working Capital

At June 30, 2001, working capital totaled $71.9 million as compared to $67.0 million at the end of the first six months of 2000 and the current ratio improved to 5:1 as compared to 3.5:1 at July 1, 2000. The components of working capital also changed significantly in the first half of 2001 as compared to the first half of 2000. Cash decreased by $18.5 million, which was offset by an increase in inventory, a reduction in current liabilities and the purchase of certain assets of a business. The increase in inventory was due to additional inventory requirements related to additional retail outlet stores and new businesses which were added between the first six months of 2000 and the first six months of 2001. Current liabilities as of June 30, 2000 decreased $9.2 million as compared to July 1, 2000, due to the settlement of liabilities subject to compromise, restructuring charges and the timing of the payments in the normal course of business.

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

Strategic Initiatives. During the second quarter of 2000, the Company entered into a licensing agreement with Hartz & Company, Inc. ("Hartz") to design, produce and distribute men's sportswear and furnishings for Hartz's exclusive Tallia brand. In the first quarter of 2001, the Company purchased certain assets and trademarks of Tricots St. Raphael, Inc. which designs, produces, and markets better men's sweaters and sportswear. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and produced approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Foreign Operations. The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's worldwide operations are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. Although the Company has experienced no material foreign currency transaction losses, its operations are subject to an increased level of economic instability. The impact of the occurrence of any of these events on the Company's business, and in particular its sources of supply, could have a material adverse effect on the Company's performance.

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

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.




PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the second quarter of 2001, the Company did not file an 8-K.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:  August 13, 2001                               /s/   Awadhesh K. Sinha

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer