Form 10-Q
period 2001-09-29
SALANT CORP
filed 2001-11-09
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
September 29, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of November 6, 2001, there were outstanding 9,901,140 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                  Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Operations                      3

Condensed Consolidated Statements of Comprehensive Income/(Loss)     4

Condensed Consolidated Balance Sheets                                5

Condensed Consolidated Statements of Cash Flows                      6

Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            11

PART II.  OTHER INFORMATION                                         18

Item 5.  Other Events                                               18

Item 6.  Exhibits and Reports on Form 8-K                           18

SIGNATURE                                                           18


                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                           Three Months Ended                  Nine Months Ended
                                         Sept 29,         Sept 30,          Sept 29,         Sept 30,
                                             2001             2000              2001             2000

Net sales                                $ 55,098         $ 56,344          $148,574         $158,830
Cost of goods sold                         42,240           42,567           113,559          117,301

Gross profit                               12,858           13,777            35,015           41,529

Selling, general and
 administrative expenses                  (11,404)         (10,291)          (35,695)         (34,203)
Royalty income                                 68               81               148              311
Goodwill amortization                        (157)            (130)             (470)            (389)
Other income/(expense)                          2               --               (26)              --

Income/(loss) before interest and
 income taxes                               1,367            3,437            (1,028)           7,248

Interest income, net                           42              343               309              888

Income/(loss) before income taxes           1,409            3,780              (719)           8,136

Income taxes expense/(benefit)                 --               36               (37)              47

Net income                               $  1,409         $  3,744          $   (682)        $  8,089

Basic and diluted income/(loss)
 per share                               $   0.14         $   0.38          $  (0.07)        $   0.82

Weighted average common
 stock outstanding                          9,901            9,901             9,901            9,901



            See Notes to Condensed Consolidated Financial Statements.


                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                               Three Months Ended                  Nine Months Ended
                                              Sept 29,         Sept 30,          Sept 29,          Sept 30,
                                                 2001             2000              2001             2000


Net income/(loss)                             $ 1,409         $  3,744           $  (682)        $  8,089

Other comprehensive income, net of tax:

 Foreign currency translation adjustments           1                4                 3               25

Comprehensive income/(loss)                   $ 1,410         $  3,748           $  (679)        $  8,114






            See Notes to Condensed Consolidated Financial Statements.


                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                     September 29,          December 30,          September 30,
                                                          2001                  2000                   2000
                                                      (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                              $    2,409           $   34,683           $    18,345
 Accounts receivable, net                                   34,549               16,588                31,050
 Inventories (Note 3)                                       51,890               45,283                40,700
 Prepaid expenses and other current assets                   6,397                6,305                 5,540
 Assets held for sale                                           --                   --                   100

Total current assets                                        95,245              102,859                95,735

Property, plant and equipment, net                          12,666               13,185                13,757
Other assets                                                15,720               14,504                13,418

Total assets                                            $  123,631           $  130,548            $  122,910

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                       $   13,048           $   14,798            $   12,629
 Liabilities subject to compromise (Note 1)                  1,143                1,611                 2,395
 Accrued liabilities                                         5,499                9,310                 7,253
 Net liabilities of discontinued
   Operations (Note 6)                                         749                  744                 1,261
 Reserve for business restructuring (Note 5)                   830                1,070                 1,567

Total current liabilities                                   21,269               27,533                25,105

Deferred liabilities                                         5,668                5,642                 4,090

Shareholders' equity:
Common stock (Note 1)                                       10,000               10,000                10,000
Additional paid-in capital                                 206,040              206,040               206,040
Deficit                                                   (114,699)            (114,017)             (119,208)
Accumulated other comprehensive loss (Note 4)               (4,449)              (4,452)               (2,919)
Less - treasury stock, at cost                                (198)                (198)                 (198)

Total shareholders' equity                                  96,694               97,373                93,715

Total liabilities and shareholders' equity              $  123,631           $  130,548            $  122,910

(*) Derived from the audited financial statements.



            See Notes to Condensed Consolidated Financial Statements.


                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                      Sept 29,              Sept 30,
                                                                                       2001    2000
Cash Flows from Operating Activities:

Net(loss)/income                                                                      $  (682)              $ 8,089
Adjustments to reconcile (loss)/income from continuing
 operations to net cash used by operating
 activities:
   Depreciation                                                                         3,349                 3,040
   Amortization                                                                           470                   389
Change in operating assets and liabilities (net of business acquired):
   Accounts receivable                                                                (17,961)              (15,094)
   Inventories                                                                         (4,660)                  969
   Prepaid expenses and other assets                                                       57                   (61)
   Accounts payable                                                                    (1,750)                  532
   Accrued and other liabilities                                                       (4,061)               (4,541)
   Reserve for business restructuring                                                    (240)                 (741)
   Liabilities subject to compromise                                                     (468)               (2,209)

Net cash used by continuing
   operating activities                                                               (25,946)               (9,627)

Cash provided by/(used in) discontinued operations                                          5                   (48)

Net cash used by operating activities                                                 (25,941)               (9,675)

Cash Flows from Investing Activities:
Capital expenditures                                                                   (1,893)               (1,749)
Store fixture expenditures                                                               (404)                 (372)
Purchase of certain business assets                                                    (4,039)                   --

Net cash used by investing activities                                                  (6,336)               (2,121)

Cash Flows from Financing Activities:
Other, net                                                                                  3                    25

Net cash provided by financing activities                                                   3                    25

Net decrease in cash and cash equivalents                                             (32,274)              (11,771)

Cash and cash equivalents - beginning of year                                          34,683                30,116

Cash and cash equivalents - end of quarter                                           $  2,409              $ 18,345


            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                      Nine Months Ended
                                                     Sept 29,   Sept 30,
                                                        2001       2000

Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest                                          $   20     $   83
    Income taxes                                      $   64     $  178

Guaranteed future purchase price payment              $  250     $   --





            See Notes to Condensed Consolidated Financial Statements.



                       SALANT CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Amounts in Thousands of Dollars, Except Share Data)
                                   (Unaudited)

Note 1.  Financial Restructuring

On December 29, 1998 (the "Filing Date"), Salant Corporation ("Salant") filed a petition under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998. Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order confirming the Plan. The effective date of the Plan occurred on May 11, 1999. See the Company's annual report on Form 10-K for the fiscal year ended December 30, 2000 for more information on the Plan.

The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of new common stock, $1.00 par value per share and (ii) 5,000,000 shares of preferred stock, $2.00 par value per share. No preferred stock has been issued.

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

The results of operations for the nine months ended September 29, 2001 and September 30, 2000 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature which are necessary to present fairly such financial statements. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 30, 2000.

Note 3.  Inventories
                              September 29,     December 30,   September 30,
                                       2001             2000            2000

Finished goods                     $ 39,804        $  27,078        $ 26,232
Work-in-Process                       7,086           11,009           8,806
Raw materials and supplies            5,000            7,196           5,662
                                   $ 51,890         $ 45,283        $ 40,700

Note 4.  Accumulated Other Comprehensive Income

                                       Foreign        Minimum        Accumulated
                                      Currency         Pension          Other
                                     Translation      Liability    Comprehensive
                                     Adjustment    Adjustment      Income/(Loss)
2001
  Beginning of year balance           $    (118)      $ (4,334)        $ (4,452)
  Nine months ended
    September 29, 2001 change                 3             --                3
  End of quarter balance               $   (115)      $ (4,334)        $ (4,449)

2000
  Beginning of year balance          $     (143)      $ (2,801)        $ (2,944)
  Nine months ended
    September 30, 2000 change                25             --               25
  End of quarter balance             $     (118)      $ (2,801)        $ (2,919)

Note 5.  Division Restructuring Costs

In the first nine months of 2001, the Company used $240 of the restructuring reserve primarily for employee costs necessary to complete the shut down of Mexican operations, other employee benefit costs, and costs associated with equipment disposition. As of September 29, 2001, the reserve for business restructuring totaling $830 consisted of $450 of severance costs, $148 for future lease payments, $118 for costs to close Mexican operations and $114 of other miscellaneous restructuring costs.

Note 6. Discontinued Operations

As of September 29, 2001, the net liabilities of discontinued operations (the Company's Children's business) consisted of $548 of reserve for discontinued operations, $185 of liabilities subject to compromise, and $16 of miscellaneous liabilities. The reserve for discontinued operations totaling $548 consisted of $350 of severance costs and $198 for costs to close Mexican operations.

Note 7.  Segment Reporting

The Company operates in two business segments: wholesale and retail. The wholesale apparel segment consists of businesses that design, produce and market men's apparel under various trademarks, owned or licensed by the Company or the customer, to wholesale customers. The retail segment of the Company consists of a chain of outlet stores, through which it sells Perry Ellis products produced by the Company and other Perry Ellis licensed manufacturers. As of September 29, 2001, the Company operated 41 Perry Ellis outlet stores.

The Company's results of operations, by segment, were as follows:

                         Three Months Ended             Nine Months Ended
                    September 29,  September 30,    September 29,  September 30,
                            2001           2000             2001           2000
Net Sales
Wholesale              $  48,713      $  49,629       $ 131,666      $ 142,043
Retail                     6,385          6,715          16,908         16,787
                       $  55,098       $ 56,344       $ 148,574      $ 158,830

Gross Profit
Wholesale              $   9,877      $  10,384       $  27,391      $  33,473
Retail                     2,981          3,393           7,624          8,056
                       $  12,858      $  13,777       $  35,015      $  41,529

Income/(loss) before
Interest and Taxes
Wholesale              $   1,429      $   2,644       $      89      $   6,564
Retail                       (62)           793          (1,117)           684
                       $   1,367      $   3,437       $  (1,028)     $   7,248

Total Assets
Wholesale                                             $ 112,362      $ 113,435
Retail                                                   11,269          9,475
                                                      $ 123,631      $ 122,910

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Third Quarter of 2001 Compared with Third Quarter of 2000

Net Sales

Net sales in the third quarter of 2001 were $55.1 million, a decrease of $1.2 million, or 2.2%, from net sales of $56.3 million in the third quarter last year. In the Company's wholesale segment, net sales in the third quarter were $48.7 million, a decrease of 1.9%, compared to net sales of $49.6 million in the third quarter of 2000. The Company's retail segment had net sales of $6.4 million, a decrease of 4.9%, compared to net sales of $6.7 million for the same period last year. The decrease in both of the Company's segments reflected the overall softness in the retail apparel sector of the economy, particularly at the department store level of distribution. This market softness caused an increase in the level of returns from retail accounts, additional markdowns given to retail accounts to clear out unsold inventory, and lower recoveries on inventory closeouts. Newly acquired and licensed wholesale business accounted for $5.9 million of net sales in the third quarter of 2001.

Gross Profit

Gross profit in the third quarter of 2001 was $12.9 million, or 23.3% of net sales, compared to $13.8 million, or 24.4%, in the third quarter of 2000. The Company's wholesale segment's gross profit percentage for the third quarter of 2001 was 20.3% of net sales, compared to 20.9% in the third quarter of 2000. In the Company's retail segment, gross profit percentage was 46.7% of net sales in the third quarter of 2001 compared to 50.5% in the third quarter of 2000. The margin decrease in both of the Company's segments was caused by the factors noted above in Net Sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the third quarter of 2001 increased to $11.4 million (20.7% of sales) as compared to $10.3 million (18.3% of sales) for the third quarter of 2000. SG&A expenses for newly acquired and licensed wholesale businesses increased to $1.5 million in the third quarter of 2001, from $0.3 million in the third quarter of 2000. This overall increase in SG&A was primarily the result of the increased SG&A costs associated with newly acquired and licensed wholesale businesses.

Income Before Interest and Income Taxes

Income from operations before interest and taxes was $1.4 million for the third quarter of 2001 as compared to income of $3.4 million for the third quarter of 2000. The decrease was primarily the result of lower gross profit and the increase in SG&A, which is detailed above. The retail segment's loss from operations before interest and income taxes of $0.1 million in the third quarter of 2001 compares to $0.8 million of income in the third quarter of 2000. Interest Income, Net

Net interest income was $42,000 for the third quarter of 2001 as compared to $343,000 for the third quarter of 2000. The decrease was the result of lower invested cash balances and lower interest rates in the third quarter of 2001.

Net Income

In the third quarter of 2001, the Company reported net income of $1.4 million, or $.14 per share, as compared to net income of $3.7 million, or $.38 per share in the third quarter of 2000.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization was $2.6 million, or 4.8% of net sales, for the third quarter of 2001, compared to $4.6 million, or 8.2% of net sales, in the third quarter of 2000. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in generally accepted accounting principles and is not a substitute for operating income, net income or net cash flows from operations.

Year to Date 2001 Compared with Year to Date 2000

Net Sales

Net sales in the first nine months of 2001 were $148.6 million, a decrease of $
10.2 million, or 6.5%, from net sales of $158.8 million in the first nine months of last year. In the Company's wholesale segment, net sales for the first nine months of 2001 were $131.7 million, a decrease of 7.3%, compared to net sales of $142.0 million in the first nine months of 2000. The Company's retail segment had net sales of $16.9 million, an increase of 0.7%, compared to net sales of $16.8 million for the same period last year. The decrease in the wholesale segment reflects the overall softness in the retail apparel sector of the economy, particularly at the department store level of distribution. This market softness caused an increase in the level of returns from retail accounts, additional markdowns to retail accounts to clear out unsold inventory, and lower recoveries on the disposal of closeout inventory. Newly acquired and licensed wholesale business accounted for $11.1 million of net sales in the first nine months of 2001. The increase in net sales for the retail segment was primarily the result of the additional net sales contribution from new outlet stores opened between September 30, 2000 and September 29, 2001.

Gross Profit

Gross profit in the first nine months of 2001 was $35.0 million, or 23.6% of net sales, compared to $41.5 million, or 26.2% of net sales, in the first nine months of 2000. The Company's wholesale segment's gross profit percentage for the first nine months of 2001 was 20.8% of net sales, compared to 23.6% in the first nine months 2000. In the Company's retail segment, gross profit percentage was 45.1% of net sales in the first nine months of 2001 compared to 48.0% in the first nine months of 2000. The margin decrease in both of the Company's segments was caused by the various factors discussed in Net Sales, noted above.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first nine months of 2001 increased to $35.7 million (24.0% of net sales) from $34.2 million (21.5% of net sales) as compared to the first nine months of 2000. SG&A expenses for newly acquired and licensed businesses increased $0.5 million for the first nine months of 2000 to $4.1 million in the first nine months of 2001. This increase was partially offset by lower employee costs and other reductions of overhead.

(Loss)/Income Before Interest and Income Taxes

Loss from operations before interest and taxes was $(1.0) million for the first nine months of 2001 as compared to income of $7.2 million for the first nine months of 2000. The decrease was primarily the result of lower net sales,lower gross profit and higher SG&A, which is detailed above. The retail segment's loss from operations before interest and income taxes was $(1.1) million in the first nine months of 2001 compared to $0.7 million in the first nine months of 2000.

Interest Income, Net

Net interest income was $309,000 for the first nine months of 2001 as compared to $887,000 for the first nine months of 2000. The decrease was the result of lower invested cash balances and lower interest rates in the first nine months of 2001.

Net (Loss)/Income

In the first nine months of 2001, the Company reported a net loss of $(0.7) million, or $(.07) per share, as compared to net income of $8.1 million, or $.82 per share in the first nine months of 2000.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization was $2.8 million, or 1.9% of net sales, for the first nine months of 2001, compared to $10.7 million, or 6.7% of net sales, in the first nine months of 2000. The Company believes this information is helpful in understanding cash flow from operations that is available for debt service and capital expenditures. This measure is not contained in generally accepted accounting principles and is not a substitute for operating income, net income or net cash flows from operations.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or, at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the working capital facility. The Company is required under the Credit Agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, maximum pre-tax losses/minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at September 29, 2001.

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

At September 29, 2001, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $23.1 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $37.9 million and cash of approximately $2.4 million available to fund its operations. At the end of the first nine months of 2000, there were no direct borrowings outstanding; letters of credit outstanding were $30.8 million, and the Company had unused availability of $32.8 million and cash of approximately $18.3 million available to fund its operations.

The Company's cash used by operating activities for the first nine months of 2001 was $25.9 million, of which $8.1 million related to new businesses. The change in the individual components is primarily reflected by (i) an increase in net accounts receivable of $17.9 million, (ii) an increase in net inventories of $4.7 million, (iii) a decrease in accounts payable of $1.8 million, (iv) a decrease in accrued liabilities and reserve for business restructuring of $4.7 million and (v) a net loss from continuing operations of $0.7 million. These items were partially offset by non-cash charges, depreciation and amortization, of $3.8 million.

Cash used by investing activities for the first nine months of 2001 was $6.3 million, which reflects $4.0 million used to purchase certain assets of a business, $1.9 million for capital expenditures, and $0.4 million for the installation of store fixtures in department stores. During fiscal 2001, the Company plans to make capital expenditures of approximately $2.8 million and to spend $0.6 million for the installation of stores fixtures in department stores.

Working Capital

At September 29, 2001, working capital totaled $73.9 million as compared to $70.6 million at the end of the first nine months of 2000 and the current ratio improved to 4.5:1 as compared to 3.8:1 at September 29, 2000. The components of working capital also changed significantly at September 29, 2001 as compared September 30, 2000. Cash decreased by $15.9 million, which was offset by an increase in inventory, a reduction in current liabilities and the purchase of certain assets of a business. The increase in inventory was due to additional inventory requirements related to additional retail outlet stores and new businesses that were added between the first nine months of 2000 and the first nine months of 2001. Current liabilities as of September 29, 2001 decreased $3.8 million as compared to September 30, 2000, due to the settlement of liabilities subject to compromise, restructuring charges and the timing of the payments in the normal course of business.

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

Strategic Initiatives. During the third quarter of 2000, the Company entered into a licensing agreement with Hartz & Company, Inc. ("Hartz") to design, produce and distribute men's sportswear and furnishings for Hartz's exclusive Tallia brand. This agreement will terminate with the conclusion of the Holiday 2001 season. In the first quarter of 2001, the Company purchased certain assets and trademarks of Tricots St. Raphael, Inc. which designs, produces, and markets better men's sweaters and sportswear. The Company has also begun to aggressively market its core competencies of design and sourcing to the private label market. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending December 28, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

PART II - OTHER INFORMATION

ITEM 5. OTHER EVENTS

On October 15, 2001, Salant Holding Corporation, a Delaware corporation and a wholly owned subsidiary of the Company ("Holding"), entered into an Asset Purchase Agreement with Axis Clothing Corporation, a California company ("Axis") and Richard Solomon, an individual ("Solomon"), pursuant to which Holding will acquire certain assets of Axis (the "Acquisition").Consummation of the Acquisition is subject to satisfaction of various conditions and the receipt of certain consents. It is currently anticipated that the Acquisition will close in January 2002, although there can be no assurances that the transaction will be consummated or that it will be consummated within the anticipated time frame.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the third quarter of 2001, the Company did not file an 8-K.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date: November 9, 2001                               /s/   Awadhesh K. Sinha

                                                    Awadhesh K. Sinha
                                                    Chief Operating Officer and
                                                    Chief Financial Officer