Form 10-K
period 2001-12-29
SALANT CORP
filed 2002-03-29
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2001

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

         As of March 20, 2002, there were outstanding 9,901,140 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $9,870,532. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents incorporated by reference: The definitive Proxy Statement of Salant Corporation to be filed relating to the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS


                                                                                                                     Page

PART I
     Item 1.      Business                                                                                             3
     Item 2.      Properties                                                                                           5
     Item 3.      Legal Proceedings                                                                                    6
     Item 4.      Submission of Matters to a Vote of Security Holders                                                  6

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                                7
     Item 6.      Selected Consolidated Financial Data                                                                 8
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations               10
     Item7A.      Quantitative and Qualitative Disclosures about Market Risk                                          20
     Item 8.      Financial Statements and Supplementary Data                                                         21
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                                 46

PART III

     Item 10.     Directors and Executive Officers of the Registrant                                                  46
     Item 11.     Executive Compensation                                                                              46
     Item 12.     Security Ownership of Certain Beneficial Owners and Management                                      46
     Item 13.     Certain Relationships and Related Transactions                                                      46

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     46

SIGNATURES


                                     PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant" or the "Company"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. The Company designs, produces, imports and markets to retailers throughout the United States brand name and private label menswear apparel products. The Company currently sells its products to department stores, specialty stores, major discounters and national chains throughout the United States. As an adjunct to its apparel operations the Company operates 39 retail outlet stores in various parts of the United States. The Company operates in the following business segments: (i) men's apparel wholesale and (ii) retail outlet operations. These segments are more fully described below. (As used herein, the "Company" includes Salant and its subsidiaries.)

Bankruptcy Court Case. On December 29, 1998 (the "Filing Date"), Salant filed a voluntary petition under chapter 11 of the Bankruptcy Code with the Bankruptcy Court (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order confirming the Plan (the "Confirmation Order"). The Plan was effective on May 11, 1999 (the "Effective Date"). On November 30, 2001, the Bankruptcy Court approved the closing of the Company's 1998 Case.

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

Men's Apparel - Wholesale. In fiscal 2001, the Company's ongoing wholesale business was primarily comprised of Perry Ellis products. The Company markets accessories, dress shirts, slacks and sportswear under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks. The Company also markets products under the TRICOTS ST. RAPHAEL trademark, which was purchased in January 2001 and a limited amount of private label products.

Retail Outlet Operations. The Company's retail outlet stores business consists of a chain of outlet stores (the "Stores division"), through which it sells products manufactured by the Company and other Perry Ellis licensed manufacturers. At the end of fiscal 2001, the Company operated 39 Perry Ellis outlet stores.

Significant Customers. Approximately 18% of the Company's sales were made to Dillards Corporation ("Dillards") in 2001, 2000 and 1999. In addition, approximately 15% of the Company's sales, in 2001 were made to Federated Department Stores, Inc. ("Federated"), along with approximately 12% of the Company's sales being made to each of the May Company ("May") and Marmaxx Corporation ("Marmaxx"). In 2000 and 1999, approximately 19% of the Company's sales were made to Federated. Also in 2000 and 1999, approximately 17% and 16%, respectively, of the Company's sales were made to May, and approximately 13% of the Company's sales were made to Marmaxx in both 2000 and 1999. No other customer accounted for more than 10% of sales during 2001, 2000 or 1999. Trademarks. The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise.

Approximately 89.4% of the Company's net sales for 2001 were attributable to products sold under the licensed Perry Ellis trademarks, primarily PERRY ELLIS and PORTFOLIO BY PERRY ELLIS (the "Perry Ellis Trademarks"); these products are sold primarily through leading department and specialty stores. The balance is attributable to products sold under retailers' private labels and other owned or licensed trademarks.

In January 2002, the Company purchased the assets and trademarks of Axis Clothing Corporation ("Axis"). Axis designs, produces and markets men's designer sportswear for various channels of distribution, including specialty stores. Subsequent to the purchase of Axis, the Company signed a license agreement with Freed & Freed International to market, manufacture and distribute outerwear under the Axis label.

Trademarks Licensed to the Company. The Perry Ellis Trademarks are licensed to the Company under Licenses with Perry Ellis International, Inc. ("PEI"). The license agreements contain renewal options, which, subject to compliance with certain conditions contained therein, permit the Company to extend the terms of such license agreements. Assuming the exercise by the Company of all available renewal options, the license agreements covering men's apparel and accessories will expire on December 31, 2015. On January 28, 1999, PEI and Supreme International Corporation ("Supreme") announced that they had entered into a definitive agreement under which Supreme would acquire for cash all of the stock of PEI. On April 7, 1999, Supreme completed the acquisition of PEI and became Salant's licensor under the Perry Ellis Licenses.

In 2001, the Company entered into a license agreement with Ocean Pacific Apparel Corporation ("OP") to design, produce and distribute men's sportswear, including big and tall lines, throughout the United States. In connection with the OP license agreement, the Company signed a one-year agreement providing for JC Penney to be the exclusive retailer of the OP products it produces.

In 2000, the Company entered into a license agreement with Hartz & Company, Inc. ("Hartz") to design, produce and distribute sportswear and furnishings for Hartz's exclusive Tallia brand. This agreement was terminated, by its terms, at the end of the first quarter 2002.

Design and Production. Products sold by the Company's various divisions are produced to the designs and specifications (including fabric selections) of designers employed by those divisions. In limited cases, the Company's designers also receive input from the Company's licensors on general themes and color palettes.

During 2001, approximately 1.9% of the units produced by the Company were manufactured in the United States, with the balance manufactured in foreign countries. The units produced by the Company were attributable to unaffiliated contract manufacturers. In 2001, approximately 23.5% of the Company's foreign production was manufactured in Guatemala, approximately 14.8% was manufactured in the Dominican Republic and approximately 11.3% was manufactured in Hong Kong with the balance produced in various other foreign countries.


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

Raw Materials. The raw materials used in the Company's production operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. During fiscal 2001, two suppliers each accounted for more than 10% of Salant's raw material purchases.

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

Employees. As of the end of 2001, the Company employed 617 persons, of whom 193 were engaged in distribution operations and the remainder were employed in executive, marketing and sales, product design, general and administrative, engineering and purchasing activities and in the operation of the Company's retail outlet stores. The Company believes that its relations with its employees are satisfactory. Employees at the Company's Winnsboro, South Carolina distribution facility, are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. During 1999 and 2000, the Company sold or closed all manufacturing and distribution facilities, except for the owned distribution facility in South Carolina which has 360,000 square feet of space devoted to distribution. The Company also has a short-term lease for an additional 26,000 square feet of distribution space. The Company leases approximately 107,000 square feet of combined office, design and showroom space. As of the end of 2001, the Company's Stores division operated 39 retail outlet stores, comprising approximately 100,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business or general corporate administrative functions. In connection with the acquisition of Axis, the Company assumed or signed leases that would add approximately 30,000 square feet of distribution, office, design and showroom space.

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

The Company is a defendant in a declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"). The Company's insurers seek a declaratory judgment that the claims asserted against the Company in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. v. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action") are not covered under the policies that the insurers had issued. The Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action and paid $30 million to settle the case without prejudice to their positions in the Hartford Action. Currently, there are discussions being held with a view to reaching an agreement for the settlement of the Hartford Action; if the settlement proposal is achieved as contemplated, management believes there would be no material impact on the Company's financial position or the results of operations. Pending such a settlement of this action, Salant's insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of such insurers will seek recourse against Salant. Management believes that the liability for the Company should not exceed $0.25 million, its deductible on the insurance policy with Hartford Fire Insurance Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Salant's common stock is currently trading on the Over-the-Counter Bulletin Board under the trading symbol SLNT.OB.

The high and low sale prices per share of common stock for each quarter of 2001 and 2000 are set forth below. The Company did not declare or pay any dividends during such years. The Company's financing agreement requires the satisfaction of certain net worth tests and other financial benchmarks prior to having the right to pay any cash dividends. As of December 29, 2001, the Company was prohibited from paying cash dividends by reason of, among other things, these provisions.

     High and Low Sale Prices Per Share of Salant's Common Stock

        Quarter                       High                      Low

        2001
        Fourth                        $2.050                    $1.640
        Third                          2.590                     1.600
        Second                         4.000                     2.650
        First                          3.250                     2.625

        2000
        Fourth                        $3.000                    $1.875
        Third                          3.250                     2.500
        Second                         3.060                     1.620
        First                          3.120                     1.870

On March 20, 2002 there were 970 holders of record of shares of common stock, and the closing market price was $2.55.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and of record by the Company (except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

The following selected consolidated financial data as of December 30, 2000 and December 29, 2001 and for each of the fiscal years in the three year period ended December 29, 2001 have been derived from the Consolidated Financial Statements of the Company, which have been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated balance sheet data for fiscal years 1997 through 1999 and statement of operations data for fiscal years 1997 and 1998 have been derived from the Company's audited consolidated financial statements, which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements, including the related notes thereto, included elsewhere herein.

                                                       Dec. 29,      Dec. 30,     Jan. 01,     Jan. 02,     Jan. 03,
                                                           2001          2000         2000         1999         1998

                                                     (52 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)   (53 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                          $207,773      $208,303     $248,730    $300,586     $ 347,667

    Restructuring costs (a)                                 100           629      (4,039)     (24,825)      (2,066)

    (Loss)/income from continuing operations before
     discontinued operations and extraordinary gain     (2,149)        12,711      (2,148)     (56,775)      (8,394)

    Discontinued Operations:
      Income/(loss) from operations, net of income taxes    273           569      (1,955)     (10,163)     (10,464)
      Loss on disposal, net of income taxes                   -             -            -      (5,724)      (1,330)

    Extraordinary gain (b)                                    -             -       24,703            -        2,100

    Net (loss)/income(a)                                (1,876)        13,280       20,600     (72,662)     (18,088)

    Basic and diluted (loss)/earnings per share (d)
    (Loss)/earnings per share from continuing
     operations before discontinued operations and
     extraordinary gain (a)                             $(0.22)         $1.28      $(0.21)      $(5.68)      $(0.84)

    Earnings/(loss) per share from discontinued
     operations                                             .03           .06       (0.20)       (1.59)       (1.18)
    Earnings per share from extraordinary gain                -             -         2.47            -         0.21
    Basic and diluted (loss)/earnings per share (a)      (0.19)          1.34         2.06       (7.27)       (1.81)


    Cash dividends per share                                  -             -            -            -            -

At Year End:
  Current assets                                        $91,897      $102,859      $93,331     $149,697     $147,631
  Total assets                                          119,587       130,548      121,803      176,129      228,583

  Current liabilities (c)                                18,272        27,533       32,069      201,766      180,898

  Deferred liabilities                                    6,232         5,642        4,133        5,273        5,382
  Working capital/(deficiency)                           74,625        75,326       61,262     (52,069)     (33,267)
  Current ratio                                           5.0:1         3.7:1        2.9:1        0.7:1        0.8:1

  Shareholders' equity / (deficiency)                   $95,083       $97,373      $85,601    $(30,910)      $42,303
  Book value per share                                    $9.60         $9.83        $8.65      $(2.04)        $2.79
  Number of shares outstanding                            9,901         9,901        9,901       15,171       15,171
  Pro forma Book value per share                              -             -            -      $(3.09)        $4.23
  Pro forma number of shares outstanding                      -             -            -       10,000       10,000


      (a)Includes, for the year ended December 29, 2001 a reversal of $100 ($0.01 per share; tax benefit not available) related primarily to better than anticipated recovery on certain assets. For the year ended December 30, 2000 a reversal of $629 ($0.06 per share; tax benefit not available) related primarily to better than anticipated recovery on the sale of assets and settlement of previously recorded liabilities. For the year ended January 1, 2000, a provision for $4,039 ($0.40 per pro forma share; tax benefit not available) for restructuring costs related primarily to severance for employees terminated in connection with the Company's restructuring and exit from its non-Perry Ellis businesses. For the year ended January 2, 1999, a provision of $24,825 ($2.48 per pro forma share; tax benefit not available) for restructuring costs primarily related to the Company's intention to focus solely on its Perry Ellis men's apparel business and, as a result, exit its non-Perry Ellis menswear divisions. For the year ended January 3, 1998, a provision of $2,066 ($0.21 per pro forma share; tax benefit not available) for restructuring costs principally related to (i) $3,530 in connection with the decision in the fourth quarter to close all retail outlet stores other than Perry Ellis outlet stores and
     (ii) the reversal of previously recorded restructuring provisions of $1,464, primarily resulting from the settlement of liabilities for less than the carrying amount, resulting in the reversal of the excess portion of the provision. See Note 3. - Restructuring Costs to the Consolidated Financial Statements for additional discussion regarding years 1998-2001.

(b) Includes, for the year ended January 1, 2000, a gain of $24,703 ($2.47 per pro forma share) related to the conversion of all the Senior Notes and the related unpaid interest into equity. For the year ended January 3, 1998, a gain of $2,100 ($0.21 per pro forma share) related to the reversal of excess liabilities previously provided for the anticipated settlement of claims arising from the Company's 1990 Chapter 11 proceeding.

(c) At January 1, 2000 the Senior Notes had been converted into equity. At January 2, 1999 and January 3, 1998, long term debt of $104,879 was classified as liabilities subject to compromise and as a current liability, respectively. See Note 1. - Financial Reorganization to the Consolidated Financial Statements.

(d) Pro forma basic income/(loss) per share is based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented for fiscal 1999, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company markets accessories, dress shirts, slacks and sportswear primarily to department stores principally under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks. In fiscal 2001 and 2000, the Company's ongoing business was primarily comprised of Perry Ellis products. In connection with the 1998 Case, Salant filed the Plan with the Bankruptcy Court in order to implement its restructuring. The restructuring consisted of two key components: (i) the conversion of all principal and accrued interest on the Senior Notes into 95% of new common stock of Salant; and (ii) the sale or disposal of substantially all of the Company's businesses other than the businesses conducted under the Perry Ellis Trademarks.

In December 1998, the Company decided to discontinue the operations of the Children's Group, which produced and marketed children's blanket sleepers, pajamas, sleepwear and underwear primarily using a number of well-known licensed characters and trademarks. The consolidated financial statements and the notes thereto reflect the Children's Group as a discontinued operation.

See "Critical Accounting Policies and Estimates" and "Factors that May Affect Future Results and Financial Condition", included as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for factors that may effect the results of operations or liquidity.

Results of Operations

Fiscal 2001 Compared with Fiscal 2000

   Net Sales

In fiscal 2001, net sales of $207.8 million were $0.5 million, or 0.3%, less than net sales of $208.3 million in fiscal 2000. In the Company's wholesale segment, net sales for fiscal 2001 were $181.6 million, a decrease of 0.7%, compared to net sales of $182.9 million in fiscal 2000. Newly acquired and licensed wholesale businesses offset the sales declines and accounted for $17.1 million of net sales in fiscal 2001. The Company's retail segment had net sales of $26.1 million in fiscal 2001, an increase of 2.8%, compared to net sales of $25.4 million for fiscal 2000. The decrease in the wholesale segment reflects the overall softness in the retail apparel sector of the economy, particularly at the department store level of distribution. This market softness caused an increase in the level of returns and order cancellations from retail accounts, additional markdowns to retail accounts to clear out unsold inventory, and lower recoveries on the disposal of closeout inventory. The increase in net sales for the retail segment was the result of the additional net sales contribution from new retail outlet stores opened during 2001.

  Gross Profit

In fiscal 2001, gross profit of $45.4 million was $10.2 million less than gross profit of $55.6 million in fiscal 2000. Gross profit margin decreased from 26.7% in fiscal 2000 to 21.9% in fiscal 2001. The Company's wholesale segment's gross profit percentage for fiscal 2001 was 18.7% of net sales, compared to 24.0% in fiscal 2000. In the Company's retail segment, gross profit percentage was 43.8% of net sales in fiscal 2001 compared to 46.2% in fiscal 2000. The margin decrease in both of the Company's segments was caused by the various factors discussed in Net Sales above.

  Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) for fiscal 2001 were $47.8 million, or 23.0% of net sales, compared to $45.2 million, or 21.7% of net sales, in fiscal 2000, an increase of $2.6 million, or 5.8 %. SG&A expenses for newly acquired and licensed businesses increased from $0.8 million for fiscal 2000 to $5.5 million in fiscal 2001. This increase was partially offset by $1.0 million reversal of accruals established for claims relating to the Chapter 11 case and by lower employee costs and other reductions of overhead.

   Royalty Income

Royalty income decreased by $0.5 million, or 74.1%, to $0.2 million in fiscal 2001 from $0.7 million in fiscal 2000. The decrease in royalties was due to the termination of a sublicense.

   Provision for Restructuring

In the fourth quarter of fiscal 2001, the Company recorded a net reversal of $0.1 million due to favorable recovery of assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to medical benefits. During 2001, the Company used approximately $0.4 million of its restructuring reserves related to consulting and employee costs of $0.3 million and for lease payments, operating expenses and other restructuring costs of $0.1 million. At the end of fiscal 2001, $0.6 million remained in the reserve of which $0.5 million relates to severance and other employee costs, $0.1 million for lease buyouts and other restructuring items.

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

   Interest Income / Expense, Net

In fiscal 2001, net interest income was $0.3 million compared to net interest income of $1.2 million in fiscal 2000. The decrease was due to lower interest rates and the use of cash for operations.

    Loss/Income from Continuing Operations before Discontinued Operations and Extraordinary Gain

In fiscal 2001, the Company's loss from continuing operations before discontinued operations and extraordinary gain was $2.1 million, or $0.22 per share, compared to income of $12.7 million, or $1.28 per share, in fiscal 2000.

    Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Restructuring Charges, Discontinued Operations and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, restructuring charges, discontinued operations and extraordinary gain was $2.4 million (1.1% of net sales) in fiscal 2001, compared to $15.5 million (7.4% of net sales) in fiscal 2000, a decrease of $13.1 million, or 84.5%. The Company believes this information is helpful in understanding cash flow from continuing operations, which is available for potential acquisitions and capital expenditures. This measure is not included in generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.

   Income / Loss from Discontinued Operations

For the fourth quarter of fiscal 2001, the Company recorded income of $0.3 million related to better than anticipated settlement of liabilities related to it's Children's business. At the end of fiscal 2001, $0.5 million remained in the reserve of which approximately $0.4 million was for severance and the remaining balance related to the settlement of liabilities and other closing costs.

In fiscal 2000, the Company recorded income of $0.6 million related to the discontinuance of its Children's group. The income related primarily to better than anticipated recovery on the sale of assets (primarily the real estate holdings) related to the Children's business.

    Net Loss/Income

Net loss for fiscal 2001 was $1.9 million, or $0.19 per share, compared to income of $13.3 million, or $1.34 per share for fiscal year 2000.


Fiscal 2000 Compared with Fiscal 1999

   Net Sales

In fiscal 2000, net sales of $208.3 million were $40.1 million, or 16.1%, less than net sales of $248.4 million in fiscal 1999. The decrease resulted from the Company's exit from its non-Perry Ellis businesses during 1999, namely its Manhattan, John Henry, Gant and private label dress shirt and accessories businesses and its private label bottoms business. Net sales for these businesses in fiscal 1999 were $44.5 million, compared to none in fiscal 2000. Net sales for the Company's ongoing Perry Ellis and private label businesses for fiscal 2000 were $208.3 million, an increase of $4.4 million, or 2.1%, over fiscal 1999 net sales of $203.9 million. Of the increase, net sales of the Company's Perry Ellis retail outlet stores (36 stores at the close of fiscal 2000 compared to 28 stores at the close of fiscal 1999) increased $8.1 million, or 47.0%. Net sales of Perry Ellis men's apparel at wholesale in fiscal 2000 were unchanged at $178 million compared to fiscal 1999. Weakness at retail in the men's accessories business in 2000 and closing the Company's Canadian operations in fiscal year 1999 offset increases in other product lines. Excluding the men's accessories business, the Company's net sales of men's apparel at wholesale increased 5.4% in 2000.

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

   Royalty Income

Royalty income decreased by $1.2 million, or 61.4%, to $0.7 million in fiscal 2000 from $1.9 million in fiscal 1999. The decrease in royalties was due to the sale of the John Henry and Manhattan trademarks at the end of the first quarter of fiscal 1999.

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

    Income/Loss from Continuing Operations before Discontinued Operations and Extraordinary Gain

In fiscal 2000, the Company's income from continuing operations before discontinued operations and extraordinary gain was $12.7 million, or $1.28 per share, compared to a loss of $2.1 million, or $0.21 per pro forma share, in fiscal 1999.

    Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs,Restructuring Charges, Discontinued Operations, and Extraordinary Gain

Earnings before interest, taxes, depreciation, amortization, reorganization costs, restructuring charges, discontinued operations and extraordinary gain was $15.5 million (7.4% of net sales) in fiscal 2000, compared to $8.6 million (3.5% of net sales) in fiscal 1999, an increase of $6.9 million, or 80.2%. The Company believes this information is helpful in understanding cash flow from continuing operations, which is available for potential acquisitions and capital expenditures. This measure is not included in generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.

 Income / Loss from Discontinued Operations

In fiscal 2000, the Company recorded income of $0.6 million related to the discontinuance of its Children's Group. The income related primarily to better than anticipated recovery on the sale of assets (primarily the real estate holdings) related to its Children's business.

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

Liquidity and Capital Resources

On May 11, 1999, the Company entered into a syndicated revolving credit facility, (the "Credit Agreement"), as amended and restated on November 30, 2001, with The CIT Group/Commercial Services, Inc. ("CIT") pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with at least a $45 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Agreement has an initial term of three years. On March 19, 2002, the Company received a commitment letter from CIT to extend the credit agreement for an additional three years with similar or more favorable terms.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at December 29, 2001.

At the end of fiscal 2001, there were no direct borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $19.6 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $38.6 million. In addition to the unused availability, the Company had approximately $19.8 million of cash available to fund its operations. At the end of fiscal 2000, there were no direct borrowings outstanding and letters of credit outstanding under the Credit Agreement were $30.0 million, at which time the Company had unused availability of $21.7 million. In addition to the unused availability, the Company had approximately $34.7 million of cash available to fund its operations. During fiscal 2001, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $27.8 million, at which time the Company had unused availability of $17.0 million. During fiscal 2000, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $36.3 million, at which time the Company had unused availability of $16.9 million.

                                                            December 29,          December 30,
                                                                   2001                  2000
                                                         ------------------      ----------------

     Maximum Availability under Credit Agreement              $58.2                     $51.7
     Borrowings under Credit Agreement                            -                         -
     Outstanding Letters of Credit                             19.6                      30.0
                                                              ------                    ------
     Current Availability under Credit Agreement              $38.6                     $21.7
     Cash on Hand                                              19.8                      34.7
                                                              ------                    ------
     Available to fund operations                             $58.4                     $56.4
                                                              =====                     =====


The Company's cash used in operating activities for fiscal 2001 was $7.8 million, which primarily reflects (i) loss from continuing operations of $2.1 million, (ii) an increase in accounts receivable of $12.0 million, (iii) an increase in prepaid and other current assets of $2.4 million and (iv) a net decrease in various liability accounts of $9.1 million. These items were offset by a decrease in inventory of $12.5 million and non-cash charges, such as depreciation and amortization, of $ 5.3 million.

Cash used by investing activities for fiscal 2001 was $7.1 million, which primarily reflects $2.3 million of capital expenditures, $0.7 million for the installation of store fixtures in department stores and $4.0 million for the purchase of the assets of a business.

During fiscal 2002, the Company plans to make capital expenditures of approximately $5.1 million and to spend an additional $1.0 million for the installation of store fixtures in department stores. In addition, during the first quarter of 2002, the Company, through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis, certain of Axis' assets pursuant to an Asset Purchase Agreement dated as of October 15, 2001 by and between SHC, Axis and Richard Solomon an individual. The aggregate purchase price for the Axis assets was approximately $12.4 million, plus estimated direct acquisition costs of $0.6 million. Of the total purchase price $10.6 million was paid at closing and $1.8 million was placed in escrow and is payable in equal payments over the next 2 years. As a result of this acquisition, Salant has diversified its operations for men's designer sportswear by expanding its channels of distribution, including specialty stores.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are more fully described in Note 2 to the Company's consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgements are based on historical experience, the Company's observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's retail outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such allowances have been within the Company's expectations and the provisions established, it cannot guarantee to continue to experience the same allowance rate as in the past.

Inventories - Inventory is valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise is provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within the Company's expectations and the provisions established, it cannot guarantee to continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets - The Company periodically reviews the carrying value of the Company's long-lived assets for continued appropriateness. The review is based upon the Company's projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company's evaluations.

Deferred Taxes -- The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion which is expected to more likely than not be realized.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements as the Company has not historically accounted for business combinations using the pooling of interest method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $0.1 million. Additionally the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, this Statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending December 28, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary Spring, Transition, Fall and Holiday retail seasonal lines. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.

Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At March 25, 2002, the Company's backlog of orders was approximately $48.4 million, which was 9.4% more than the backlog of orders of approximately $44.6 million that existed at March 20, 2001.

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

Strategic Initiatives. In the first quarter of 2002, the Company purchased the assets and trademarks of Axis which designs, produces, and markets men's sportswear. Management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to increase its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Fall and Holiday seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail-selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Foreign Operations. The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. Although the Company has experienced no material foreign currency transaction losses, its operations in the region are subject to an increased level of economic instability. The impact of these events on the Company's business, and in particular its sources of supply, could have a materially adverse effect on the Company's performance.

Dependence on Contract Manufacturing. As of December 29, 2001, the Company produced all of its products through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates including rates primarily based on the Reference Rate (as defined in the Credit Agreement), with a LIBOR option. An analysis of the Credit Agreement can be found in Note 9 to the Consolidated Financial Statements, Financing Agreements, included in this report of Form 10-K. On December 29, 2001 and December 30, 2000 there were no direct borrowings outstanding under the Credit Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, comprehensive (loss)/income, shareholders' equity/(deficiency) and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Bankruptcy Court entered an order confirming the Plan of Reorganization which became effective on May 11, 1999. The Bankruptcy Court entered an order on November 30, 2001 closing the case.



/s/ Deloitte & Touche LLP


March 19, 2002
New York, New York

                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                                   Year Ended
                                                       ------------------------------------------------------------

                                                           December 29,          December 30,            January 1,
                                                                   2001                  2000                  2000
                                                        ---------------      ----------------          ------------


Net sales                                                   $   207,773           $   208,303            $  248,370
Cost of goods sold                                              162,348               152,708               192,391
                                                              ---------           -----------            ----------


Gross profit                                                     45,425                55,595                55,979

Selling, general and administrative expenses                    (47,804)              (45,188)              (54,909)
Royalty income                                                      194                   750                 1,945
Goodwill amortization (Note 2)                                     (627)                 (519)                 (519)
Other (expense)/income, net                                         (91)                  213                   579
Restructuring reversal/(costs) (Note 3)                             100                   629                (4,039)

Reorganization reversal/(costs) (Note 1)                            302                    --                  (500)
                                                              ---------            ----------             ---------

(Loss)/income from continuing operations before interest,
   income taxes, discontinued operations and extraordinary
   gain                                                          (2,501)               11,480                (1,464)
Interest (income)/expense, net (Note 9)                            (306)               (1,244)                  439
                                                              ---------            ----------             ---------


(Loss)/income from continuing operations before income
   taxes, discontinued operations and extraordinary gain         (2,195)               12,724                (1,903)

Income tax (benefit)/expense (Note 12)                              (46)                   13                   245
                                                              ---------            ----------             ---------


(Loss)/income from continuing operations
   before discontinued operations and extraordinary gain         (2,149)               12,711                (2,148)
Income/(loss) from discontinued operations (Note 17)                273                   569                (1,955)

Extraordinary gain (Note 4)                                         --                     --                24,703
                                                              --------             ----------            ----------


Net (loss)/income                                            $   (1,876)           $   13,280            $   20,600
                                                             ==========            ==========            ==========

Basic and diluted (loss)/income per share (Note 2):
  (Loss)/income per share from continuing
     operations before discontinued operations
     and extraordinary gain                                  $   (0.22)             $   1.28             $   (0.21)*
  Income/(loss) per share from discontinued operations            0.03                   .06                 (0.20)*
  Extraordinary gain                                                --                    --                  2.47*
                                                             ---------              ---------            ----------


Basic and diluted (loss)/income per share                    $   (0.19)             $   1.34             $    2.06*
                                                             =========              ========             ==========

Weighted average common stock outstanding                         9,901                 9,901                 9,998*
                                                             ==========             =========            ==========



*The year ended January 1, 2000 per share information is pro-forma -- See Note
2.



                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
                             (Amounts in thousands)


                                                           December 29,          December 30,            January 1,
                                                                   2001                  2000                  2000
                                                     ------------------    ------------------         -------------



Net (loss)/income                                               $(1,876)              $13,280               $20,600


Other comprehensive (loss)/income, net of tax:

 Foreign currency translation adjustments                             5                    25                    54

 Minimum pension liability adjustments                             (419)               (1,533)                1,055
                                                              ---------              ---------             ---------

Comprehensive (loss)/income                                     $(2,290)              $11,772               $21,709
                                                                =======               =======               =======






                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                            December 29,               December 30,
                                                                                    2001                       2000
                                                                       -----------------         -------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                  $    19,820              $      34,683
  Accounts receivable - net of allowance for doubtful accounts
   of $2,942 in 2001 and $2,625 in 2000                                           28,544                     16,588
  Inventories (Notes 5 and 9)                                                     34,735                     45,283

  Prepaid expenses and other current assets                                        8,798                      6,305
                                                                         ---------------            ---------------

    Total current assets                                                          91,897                    102,859

Property, plant and equipment, net (Notes 6 and 9)                                12,179                     13,185
License agreements - net of accumulated amortization
of  $5,039 in 2001 and $4,635 in 2000                                              6,122                      6,526
Other assets (Notes 7, 12 and 13)                                                  9,389                      7,978
                                                                            ------------               ------------


Total assets                                                                 $   119,587                $   130,548
                                                                             ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $    10,576               $     14,798

  Reserve for business restructuring (Note 3)                                        584                      1,070
  Liabilities subject to compromise (Note 1)                                          --                      1,611
  Accrued salaries, wages and other liabilities (Note 8)                           6,619                      9,310
  Net liabilities of discontinued operations (Note 17)                               493                        744
                                                                          --------------            ---------------

    Total current liabilities                                                     18,272                     27,533

Deferred liabilities (Note 15)                                                     6,232                      5,642

Commitments and contingencies (Notes 9, 13, 14, 16, 20 and 21)

Shareholders' equity (Notes 1 and 14): Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued                                              --                         --
  Common stock, par value $1 per share:
     Authorized 45,000 shares;
     Issued and outstanding - 10,000 in 2001 and 2000                             10,000                     10,000
  Additional paid-in capital                                                     206,040                    206,040
  Deficit                                                                       (115,893)                  (114,017)
  Accumulated other comprehensive loss (Note 18)                                  (4,866)                    (4,452)
  Less - treasury stock, at cost - 99 shares in 2001 and 2000                       (198)                      (198)
                                                                          --------------            ---------------


Total shareholders' equity                                                        95,083                     97,373
                                                                            ------------              -------------


Total liabilities and shareholders' equity                                    $  119,587                $   130,548
                                                                              ==========                ===========



                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY / (DEFICIENCY)
                             (Amounts in thousands)

                                                                      Accum-
                                                                      ulated
                                                                       Other                          Total
                                                                      Compre-                         Share-
                                    Common Stock    Add'l             hensive      Treasury Stock    holders'
                                --------------------                            -------------------
                                Number            Paid-In              Income/      Number           Equity/
                              of Shares  Amount   Capital     Deficit  (Loss)   of Shares  Amount  (Deficiency)
                              -------------------------------------------------------------------------------------


Balance at January 2, 1999       15,405  $15,405   $107,249 $(147,897)$(4,053)     234   $(1,614) $(30,910)

Net Income                                                     20,600                                20,600
Other Comprehensive Income                                              1,109                         1,109
Reorganization:
  Cancel Old Common Stock       (15,405) (15,405)    13,791                        (234)    1,614        --
  Issue New Common Stock         10,000   10,000     85,000                                          95,000
Purchase of Treasury Stock                                                           99      (198)     (198)
                            --------------------------------------------------------------------------------

Balance at January 1, 2000       10,000  $10,000   $206,040 $(127,297)$(2,944)       99     $(198)  $85,601

Net Income                                                     13,280                                13,280
Other Comprehensive Loss                                               (1,508)                       (1,508)
                           ---------------------------------------------------------------- -----------------

Balance at December 30, 2000     10,000  $10,000   $206,040 $(114,017)$(4,452)       99     $(198)  $97,373

Net Loss                                                       (1,876)                               (1,876)
Other Comprehensive Loss                                                 (414)                         (414)
                           ----------------------------------------------------------------------------------

Balance at December 29, 2001     10,000  $10,000   $206,040 $(115,893)$(4,866)       99     $(198)  $95,083
                                 ======  =======   ======== ========= ======= =========== =======   =======



                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                  Year Ended
                                                          ---------------------------------------------------------

                                                           December 29,          December 30,            January 1,
                                                                   2001                  2000                  2000
                                                          -------------         -------------            ----------

Cash Flows from Operating Activities
(Loss)/Income from continuing operations before discontinued
  operations and extraordinary gain                          $   (2,149)             $ 12,711             $  (2,148)
Adjustments to reconcile (loss)/income from continuing operations before discontinued operations and extraordinary gain to net cash (used
  in)/provided by operating activities:
    Depreciation                                                  4,632                 4,101                 5,027
    Amortization of intangibles                                     627                   519                   519
Changes in operating assets and liabilities:
      Accounts receivable                                       (11,956)                 (632)               22,403
      Inventories                                                12,495                (3,614)               27,921
      Prepaid expenses and other current assets                  (2,370)                 (815)                 (224)
      Assets held for sale                                           --                   100                     -
      Other assets                                                  (27)                  (14)                 (521)
      Accounts payable                                           (4,222)                2,701                 9,266
      Accrued salaries, wages and other liabilities              (2,941)               (2,441)               (1,209)
      Liabilities subject to compromise                          (1,611)               (2,993)              (19,621)
      Reserve for business restructuring                           (486)               (1,238)               (1,243)
      Deferred liabilities                                          171                   (24)                  (85)
                                                            -----------           -----------             ---------

    Net cash (used in)/provided by continuing operating activities(7,837)               8,361                40,085
    Cash provided by discontinued operations                         22                     4                 6,214
                                                            -----------           ------------            ----------

Net cash (used in)/provided by operations                        (7,815)                8,365                46,299
                                                            -----------           -----------             ---------


Cash Flows from Investing Activities
Capital expenditures, net of disposals                           (2,292)               (1,959)               (4,579)
Store fixture expenditures                                         (722)               (1,864)               (2,486)
Proceeds from sale of assets                                          -                     -                28,300

Purchase of a business                                           (4,039)                    -                     -
                                                          -------------          ------------            ----------
Net cash (used in)/provided by investing activities              (7,053)               (3,823)               21,235
                                                          -------------           -----------             ---------


Cash Flows from Financing Activities
Net short-term debt repayments                                        -                     -               (38,496)
Purchase of treasury stock                                            -                     -                  (198)
Other, net                                                            5                    25                    54
                                                           ------------         -------------             ---------

Net cash provided by/(used in) financing activities                   5                    25               (38,640)
                                                           ------------         -------------             ---------


Net (decrease)/increase in cash and cash equivalents            (14,863)                4,567                28,894

Cash and cash equivalents - beginning of year                    34,683                30,116                 1,222
                                                            -----------            ----------            ----------

Cash and cash equivalents - end of year                      $   19,820             $  34,683             $  30,116
                                                             ==========             =========             =========

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                $         23          $         93             $   1,054
                                                           ============          ============             =========

   Income taxes                                            $         64           $       179           $        90
                                                           ============           ===========           ===========

Supplemental investing and financing non-cash transactions:
    Common Stock issued for Senior Notes                              -                    --              $104,879
    Common Stock issued for pre-petition interest                     -                    --             $  14,703
    Common Stock issued for post-petition interest                    -                    --           $       121
Change in minimum pension liability                         $      (419)           $   (1,533)           $    1,055
Guaranteed future purchase price payments                   $       250                     -                     -




                 See Notes to Consolidated Financial Statements

                       SALANT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
       (Amounts in Thousands of Dollars, Except Share and Per Share Data)

Note 1.  Financial Reorganization

On December 29, 1998 (the "Filing Date"), Salant Corporation filed a petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order (the "Confirmation Order") confirming the Plan. The effective date of the Plan occurred on May 11, 1999 (the "Effective Date"). On November 30, 2001, the Bankruptcy Court approved the closing of the Company's 1998 Case.

As of the Filing Date, Salant had $143,807 (consisting of $14,703 in Senior Note interest, $104,879 of Senior Notes and $24,225 of unsecured pre-bankruptcy claims) of liabilities subject to compromise, in addition to $38,496 of loans payable to The CIT Group/Commercial Services, Inc. ("CIT"). In addition Salant accrued estimated fees of $500 in 1999 in connection with the administration of the 1998 Case.

Pursuant to the Plan, on the Effective Date, all of Salant's then existing common stock ("Old Common Stock"), $1.00 par value per share, was cancelled. In accordance with the Plan, 10,000,000 shares of new common stock, $1.00 par value per share (the "New Common Stock"), were issued by Salant as follows: (i) 9,500,000 shares or 95% of the issued and outstanding shares of New Common Stock, subject to dilution, were distributed to the holders (the "Noteholders") of Salant's Senior Notes, in full satisfaction of all of the outstanding principal amount, plus all accrued and unpaid interest on the Senior Notes and
(ii) 500,000 shares or 5% of the issued and outstanding shares of New Common Stock, subject to dilution, were distributed to the holders of Salant's Old Common Stock, in full satisfaction of any and all interests of such holders in Salant. The Company reserved 1,111,111 shares (10% of the outstanding shares) of New Common Stock for the 1999 Stock Award and Incentive Plan.

The authorized capital stock of Salant as of the Effective Date consists of (i) 45,000,000 shares of New Common Stock, $1.00 par value per share and (ii) 5,000,000 shares of Preferred Stock, $2.00 par value per share. No Preferred Stock has been issued.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The Consolidated Financial Statements include the accounts of Salant Corporation ("Salant") and subsidiaries. (As used herein, the "Company" includes Salant and its subsidiaries but excludes its Children's Group.) In December 1998, the Company decided to discontinue the operations of the Children's Group, which produced and marketed children's blanket sleepers, pajamas, sleepwear and underwear primarily using a number of well-known licensed characters and trademarks. As further described in Note 17, the consolidated financial statements and the notes thereto reflect the Children's Group as a discontinued operation. Intercompany balances and transactions are eliminated in consolidation.

During the first quarter of 2001, the Company purchased certain assets of a business. The purchase price, including inventory, was approximately $4.3 million, with additional contingent payments due upon achieving future defined benchmarks. The acquisition was accounted for using the purchase method. The pro forma effect of the asset purchase on the results of operations is not presented, as it is not material.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 2001, 2000 and 1999 fiscal years were comprised of 52 weeks.

Reclassifications

Certain reclassifications were made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

Cash and Cash Equivalents

The Company treats cash on hand, deposits in banks and certificates of deposit with original maturities of less than 3 months as cash and cash equivalents for the purposes of the statements of cash flows.

Inventories

Inventories are stated at the lower of cost (principally determined on a first-in, first-out basis) or market for wholesale apparel operations. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly.

Effective December 31, 2000, due to a change in systems, the Company changed its method of valuing its retail inventories from the retail method to the lower of cost or market for outlet store operations. There was no impact resulting from this change in the accompanying consolidated financial statements.

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
Leasehold improvements                Shorter of the life of the asset or the
                                      lease term

Other Assets

Intangible assets are being amortized on a straight-line basis over their useful lives of 25 years. Costs in excess of fair value of net assets acquired are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period. The Company expects that the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", will reduce annual amortization expense by approximately $110. Additionally the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement.

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of the Company's long-lived assets for continued appropriateness. The review is based upon the Company's projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company's valuations.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".

Fair Value of Financial Instruments

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accrued expenses, the carrying amounts approximated fair value because of their short maturity. Liabilities subject to compromise were valued based upon the amount the Company planned to pay in accordance with the Plan. In addition, deferred liabilities have carrying amounts approximating fair value.

(Loss)/Income Per Share

Basic net (loss)/income per share was calculated by dividing net (loss)/income by the weighted average number of shares outstanding during the period, excluding any potential dilution. Diluted net (loss)/income per share was calculated similarly but excludes potential dilution from the exercise of stock options and awards. The difference between the basic and diluted weighted average shares outstanding, if any, is due to the dilutive effect of stock options issued under the Company's stock option plan.

Pro forma basic (loss)/income per share is based on the weighted average number of common shares as if the New Common Stock had been issued at the beginning of the earliest period presented. Common stock equivalents are not considered, as the options for the New Common Stock are anti-dilutive for the periods presented.

The following shows basic and diluted (loss)/income per share for 1999 using the historical shares outstanding. Common stock equivalents are not considered for the Old Common Stock, as the options were cancelled or anti-dilutive. Such computation does not give retroactive effect to the issuance of the New Common Stock.
                                                        1999
  Basic and diluted (loss)/income per share:
     From continuing operations                        $(0.18)
     From discontinued operations                       (0.17)
     From extraordinary gain                             2.09
                                                      -------

  Basic and diluted income per share                   $ 1.74
                                                       ======
  Weighted average common stock outstanding            11,830
                                                       ======

Revenue Recognition

Revenue is recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's retail outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements as the Company has not historically accounted for business combinations using the pooling of interest method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $110. Additionally the Company does not expect to incur goodwill and other intangible asset impairment charges associated with the adoption of this statement.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, this Statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending December 28, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

Note 3.  Restructuring Costs

In the fourth quarter of fiscal 2001, the Company recorded a net reversal of $100 due to the favorable recovery of assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to medical benefits. During 2001, the Company used approximately $386 of its restructuring reserve related to consulting and employee costs of $290, lease payments and operating expenses of $52 and the remaining balance for other restructuring costs. At the end of fiscal 2001, $584 remained in the reserve of which $475 relates to severance and other employee costs, $48 for lease buyouts and $61 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 2001 is as follows:

                          Balance                   Accrual/       Balance
                         12/30/00        Uses      (Reversal)     12/29/01
  Lease payments and
  other property costs   $   200       $   (52)      $ (100)      $    48
  Severance                  550          (290)         215           475
  Other                      320           (44)        (215)           61
                          ------        -------      ------        ------
                          $1,070        $ (386)      $ (100)       $  584
                          ======        =======      =======       ======

In the fourth quarter of fiscal 2000, the Company recorded a net reversal of $629 due to favorable recovery on the sale of its Andalusia, Alabama facility and the recovery of other assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to the closure of the Company's Mexican manufacturing operations. During 2000, the Company used approximately $908 of its restructuring reserve related to severance and employee costs of $498, lease payments of $89 and the remaining balance for other restructuring costs. The Company also recognized gains from the sale of fixed assets of $299. At the end of fiscal 2000, $1,070 remained in the reserve of which $550 relates to severance and other employee costs, $200 for lease buyouts and $320 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 2000 is as follows:


                       Balance           Gains from  Accrual/    Balance
                       1/1/00     Uses     Sales    (Reversal)   12/30/00
Lease payments and
other property costs   $   600  $   (89) $   264      $ (575)    $   200
Severance                  850     (498)      --         198         550
Other                      858     (321)      35        (252)        320
                      --------  --------  ------     --------     --------
                        $2,308   $ (908)   $ 299      $ (629)     $1,070
                        ======   =======   =====      =======     ======


In fiscal 1999, the Company recorded a provision for restructuring of $4,039 related the Company's 1998 decision to focus primarily on its Perry Ellis men's apparel business. The restructuring charge related primarily to employee costs of $3,898 that could not be accrued in 1998, as the employees were not notified until 1999. In addition, $161 of the charge was related to the write off of store fixtures and the closing of the Company's operations in Canada. During 1999 the Company used approximately $5,671 of its restructuring reserve related to severance and employee costs of $4,080, lease payments of $753 offset by $389 of gains from the sale of fixed assets, royalties of $452 and the remaining balance for other restructuring costs. At the end of fiscal 1999, $2,308 remained in the reserve of which approximately $850 related to severance and other employee related costs, $600 for lease buyouts and other asset related disposal costs and $858 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 1999 is as follows:

                      Balance                                            Balance
                      1/2/99     Provisions       Uses         Other      1/1/00

Lease payments and
other property costs $   845    $      --      $  (753)      $  508     $   600
Royalties                592           --         (452)        (140)         --
Severance                840        3,878       (4,080)         212         850
Other                  1,274          161         (386)        (191)        858
                      ------       ------      --------      ------      ------
                      $3,551       $4,039      $(5,671)      $  389      $2,308
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

Pursuant to the Plan, the Noteholders received, in the aggregate, 95% of the issued and outstanding shares of New Common Stock, subject to dilution, in full satisfaction of all of the outstanding principal amount ($104,879), plus all accrued and unpaid interest ($14,824) on the Senior Notes. As a result, pursuant to the Plan, 9,500,000 shares of the New Common Stock were distributed to the holders of the Senior Notes.

Note 5.  Inventories
                                        December 29,          December 30,
                                                2001                  2000

Finished goods                             $  21,378             $  27,078
Work-in-process                                9,310                11,009
Raw materials and supplies                     4,047                 7,196
                                           ---------             ---------
                                           $  34,735             $  45,283
                                           =========             =========

Markdown reserves were $1,887 at December 29, 2001 and $2,311 at December 30, 2000. Finished goods inventory includes in transit merchandise of $356 and $2,172 at December 29, 2001 and December 30, 2000, respectively.

Note 6.  Property, Plant and Equipment

                                                     December 29,   December 30,
                                                            2001           2000

Land and buildings                                    $    7,392      $   6,901
Machinery, equipment, furniture
  and fixtures                                            19,540         18,350
Leasehold improvements                                     5,465          5,484
                                                       ---------      ---------
                                                          32,397         30,735

Less accumulated depreciation and amortization            20,218         17,550
                                                       ---------      ---------
                                                       $  12,179      $  13,185
                                                       =========      =========
Note 7.  Other Assets
                                                    December 29,    December 30,
                                                            2001           2000
Excess of cost over net assets acquired,
 net of accumulated amortization of
 $108 in 2001                                           $  2,067       $     --

Trademarks, net of accumulated amortization
 of $1,572 in 2001 and $1,457 in 2000                      3,028          3,143

Department store fixtures and other                        4,294          4,835
                                                        --------       --------
                                                        $  9,389       $  7,978
                                                        ========       ========

Note 8.  Accrued Salaries, Wages and Other Liabilities

                                            December 29,          December 30,
                                                    2001                  2000

Accrued salaries and wages                      $  1,006              $  3,483
Accrued pension, retirement and benefits           1,139                 1,391
Accrued Workers Compensation                       1,181                 1,831
Other accrued liabilities                          3,293                 2,605
                                                --------              --------
                                                $  6,619              $  9,310
                                                ========              ========
Note 9.  Financing Agreements

On May 11, 1999, the Company entered into a syndicated revolving credit facility, (the "Credit Agreement") as amended and restated November 30, 2001, with CIT pursuant to and in accordance with the terms of a commitment letter dated December 7, 1998.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with at least a $45 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Agreement has an initial term of three years. On March 19, 2002, the Company received a commitment letter from CIT to extend the credit agreement for an additional three years with similar or more favorable terms.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Reference Rate or 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, minimum pre-tax income and minimum interest coverage ratios. The Company was in compliance with all applicable covenants at December 29, 2001.

On December 29, 2001, there were no direct borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $19,616 and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $38,560. In addition to the unused availability, the Company had $19,820 of cash available to fund its operations. On January 1, 2000, there were no direct borrowings and letters of credit outstanding under the Credit Agreement were $30,093 and the Company had unused availability of $16,497. In addition to the unused availability, the Company had $30,116 of cash available to fund its operations. The weighted average interest rate on borrowings under the Credit Agreement for the years ended December 29, 2001 and December 30, 2000 was 7.9% and 9.4%, respectively.

In addition to the financial covenants discussed above, the Credit Agreement contains a number of other covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends. Note 10. Segment Information

The Company's principal business is the designing, producing, importing and marketing of men's apparel. The Company currently sells its products throughout the United States to retailers, including department and specialty stores. As an adjunct to its apparel operations the Company operates 39 retail outlet stores in various parts of the United States. The Company operates in the following business segments: (i) men's wholesale and (ii) retail outlet operations. Information concerning the Company's business segments in 2001, 2000 and 1999 is as follows:


                                         2001             2000           1999
 Net Sales
 Wholesale                            $ 181,637         $ 182,891     $ 231,086
 Retail                                  26,136            25,412        17,284
                                      ----------        ---------       -------
                                      $ 207,773         $ 208,303     $ 248,370
                                      ==========        =========       =======

 Gross Profit
 Wholesale                            $  33,966         $  43,850      $ 47,982
 Retail                                  11,459            11,745         7,997
                                      ---------         ---------       -------
                                      $  45,425         $  55,595      $ 55,979
                                      =========         =========      ========

 (Loss)/Income form Continuing Operations
 before Interest, Taxes, Discontinued Operations
 and Extraordinary Gain
 Wholesale                            $  (1,748)        $   9,982      $ (2,511)
 Retail                                    (753)            1,498         1,047
                                      ---------         ---------      --------
                                      $  (2,501)        $  11,480      $ (1,464)
                                      =========         =========      =========

 Capital Expenditures
 Wholesale                            $   2,251         $   5,003
 Retail                                     760             1,144
                                       ---------        ---------
                                      $   3,011         $   6,147
                                      =========         =========

 Total Assets
 Wholesale                            $ 110,402         $ 121,709
 Retail                                   9,185             8,839
                                       --------        ----------
                                      $ 119,587         $ 130,548
                                      =========        ==========

Note 11. Significant Customers

Approximately 18% of the Company's sales were made to Dillards Corporation ("Dillards") in 2001, 2000 and 1999. In addition, in 2001, approximately 15% of the Company's sales were made to Federated Department Stores, Inc. ("Federated"), along with approximately 12% of the Company's sales being made to each of the May Company ("May") and Marmaxx Corporation ("Marmaxx"). In 2000 and 1999 approximately 19% of the Company's sales were made to Federated. Also in 2000 and 1999, approximately 17% and 16%, respectively, of the Company's sales were made to May, and approximately 13% of the Company's sales were made to Marmaxx in each of 2000 and 1999. No other customer accounted for more than 10% of sales during 2001, 2000 or 1999.

Note 12.  Income Taxes

The provision for income taxes consists of the following:

                                                  December 29,           December 30,           January 1,
2001                                                      2000                   2000
Current:
 Federal                                               $    --                $    --              $   (20)
 Foreign                                                   (46)                    13                  265
                                                         -----                 ------              -------
                                                         $ (46)                 $  13               $  245
                                                         =====                  =====               ======

The following is a reconciliation of the income tax/(benefit) at the statutory Federal and State income tax rates to the actual income tax provision:

                                                          2001                   2000                 1999
                                                       ---------              ----------            ------


Income tax/(benefit), at 34%                           $  (638)              $  4,520            $    (647)
State tax/(benefit)                                        (94)                   665                  (96)
Loss producing no current tax benefit                                              --                  743
Reversal of valuation allowance                            920                 (6,060)                  --
Tax refunds from prior years                                --                     --                  (20)
Other                                                     (189)                   875                   --
Foreign taxes                                              (46)                    13                  265
                                                      --------             ----------           ----------

Income tax provision                                   $   (46)             $      13            $     245
                                                       =======              =========            =========

The following are the tax effects of significant items comprising the Company's net deferred tax asset:

                                                                        December 29,          December 30,
                                                                                2001                  2000

Deferred tax assets:
 Reserves not currently deductible                                       $     8,260              $ 10,365
 Operating loss carryforwards                                                 50,605                45,872
 Tax credit carryforwards                                                         18                   138
 Expenses capitalized into inventory                                           1,115                 2,299
 Differences between book and tax basis of property                              837                 1,241
                                                                        ------------            ----------
                                                                           $  60,835              $ 59,915
                                                                           =========              ========

Deferred tax asset                                                         $  60,835              $ 59,915
Valuation allowance                                                          (60,835)              (59,915)
                                                                           ---------             ---------
Net deferred tax asset                                                 $          --          $         --
                                                                       =============          ============


At December 29, 2001, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $129,757, expiring from 2002 to the year 2021, which can be used to offset future taxable income. To the extent any of these NOLs relate to the acquisition of Manhattan Industries in April 1988, their utilization will reduce the remaining balance of approximately $9,200 of intangible assets recorded in connection with the acquisition. The following table reflects the expiration of the NOLs in 5-year increments:

                                Expiration of NOLs

                     Year                              Amount
                 ---------------                    ---------
                 2002-2006                          $  70,375
                 2007-2011                             18,705
                 2012-2016                             13,197
                 2017-2021                             27,480

                                                     $129,757

The Manhattan Industries acquisition and the Company's 1990 bankruptcy and subsequent consummation caused an "ownership change" for federal income tax purposes. As a result, the use of any NOLs existing at the date of the ownership change to offset future taxable income is limited by section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). The $129,757 of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $129,757 of NOLs, $84,207 is subject to annual usage limitations under Section 382 of approximately $7,200.

In addition, at December 29, 2001, the Company had available tax credit carryforwards of approximately $18, which expire between 2002 and 2012. Utilization of these credits may be limited in the same manner as the NOLs, as described above.

Note 13.  Employee Benefit Plans

Pension and Retirement Plans

The Company has several defined benefit plans for virtually all full-time salaried employees and certain non-union hourly employees. The Company's funding policy for its plans is to fund the minimum annual contribution required by applicable regulations.

The reconciliation of the funded status of the plans at December 29, 2001 and December 30, 2000 is as follows:

                                                    2001            2000
                                                 ----------     -----------

Change in Projected Benefit Obligation (PBO)
During Measurement Period

PBO, November 30 of previous year                 $ 47,750        $ 45,555

Service Cost                                           217             569
Interest Cost                                        3,106           3,311
Actuarial (Gain)/Loss                               (2,678)          1,124
Benefits Paid                                       (2,791)         (2,809)
                                                  --------        --------
PBO, November 30                                  $ 45,604        $ 47,750
                                                  ========        ========



Change in Plan Assets During the Measurement Period

Plan Assets at Fair Value, November 30
 of previous year                            $ 47,944              $ 48,205
Actual Return on Plan Assets                   (2,286)                  795
Employer Contribution                             857                 1,753
Benefits Paid                                  (2,791)               (2,809)
                                             --------              --------
Plan Assets at Fair Value, November 30       $ 43,724              $ 47,944
                                             ========              ========


The reconciliation of the Prepaid/(Accrued) plans at December 29, 2001 and December 30, 2000 is as follows:
                                                       2001           2000
                                                       ----           ----
Reconciliation of Prepaid/(Accrued)

Funded Status of the Plan                           $(1,880)       $   195
Unrecognized Net (Gain)/Loss                          4,878          4,400
Unrecognized Prior Service Cost                        (357)          (397)
Unrecognized Net Transition (Asset)/Obligation        3,161            151
                                                    -------        -------
Net Amount Recognized                               $ 5,802        $ 4,349
                                                    =======        =======

Prepaid Benefit Cost                                $ 3,785        $ 3,123
Accrued Benefit Liability                            (2,736)        (3,108)
Accumulated Other Comprehensive Income                4,753          4,334
                                                    -------        -------
Net Amount Recognized                               $ 5,802        $ 4,349
                                                    =======        =======

Components of Net Periodic Benefit Cost for Fiscal Year

                                                2001       2000        1999
                                                ----       ----        ----
Service Cost                                 $    217   $    569    $    760
Interest Cost                                   3,106      3,311       3,290
Expected Return of Plan Assets                 (3,987)    (4,026)     (3,707)
Amortization of Unrecognized:
   Net Loss                                        86        110         244
   Prior Service Cost                             (45)       (59)        (79)
   Net Transition (Asset)/Obligation               27         27          36
Curtailment (Gain)/Loss                            --         --        (299)
                                             --------   --------    ---------
Net Periodic Pension (Income)/Cost           $   (596)  $    (68)   $    245
                                             ========   =========   ========

Other Comprehensive (Loss)/Income            $   (419)  $ (1,533)   $  1,055

Accrued Benefit Obligation, November 30      $ 44,456   $ 46,715    $ 43,814

Assumptions used in accounting for defined benefit pension plans are as follows:

                                               2001        2000        1999
                                             Qualified   Qualified   Qualified
                                               Plans       Plans       Plans

Discount rate                                  7.5%        7.5%         7.5%
Rate of increase in compensation levels        5.0%        5.0%         5.0%
Expected long-term rate of return on assets    8.5%        8.5%         8.5%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $2,112, $2,330 and $3,985 in 2001, 2000 and 1999, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.
Long Term Savings and Investment Plan

The Company sponsors the Salant Long Term Savings and Investment Plan, under which eligible salaried employees may contribute up to 15% (which will be increased to 50% in 2002) of their annual compensation, subject to certain limitations, to a fixed income fund, the Company's common stock (through 1999) and/or selected mutual funds. The Company contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation and may contribute an additional discretionary amount in cash or in the Company's common stock. In 2001, 2000 and 1999 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $115, $111 and $140, respectively.

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


The following table summarizes stock option transactions during 1999, 2000 and 2001:

                                                                            Weighted
                                                                             Average
                                                                            Exercise
                                                  Shares      Price Range     Price

Options outstanding at January 2, 1999           1,266,367   $1.7188-9.82     $3.85
Options cancelled due to reorganization - 1999  (1,266,367)  $1.7188-9.82     $3.85
Options granted during 1999                      1,814,554   $4.125-5.875     $4.99
Options exercised during 1999                            0
Options surrendered or canceled during 1999       (895,609)        $5.875     $5.88
                                                -----------
Options outstanding at January 1, 2000             914,945   $4.125-5.875     $4.13
Options granted during 2000                         33,000     $2.50-2.87     $2.64
Options exercised during 2000                            0
Options surrendered or cancelled during 2000      (134,001)  $4.125-5.875     $4.16
                                                -----------
Options outstanding at December 30, 2000           813,944    $2.50-4.125     $4.07
Options granted during 2001                        217,500          $1.64     $1.64
Options exercised during 2001                            0
Options surrendered or canceled during 2001        (76,667)   $1.64-4.125     $3.53
                                                ----------
Options outstanding at December 29, 2001           954,777
                                                ==========

Options exercisable at December 29, 2001           814,291    $1.64-4.125     $3.88
                                                ==========

Options exercisable at December 30, 2000           630,961    $2.50-4.125     $4.10
                                                ==========

The 895,609 of options shown in the above table as "surrendered or canceled" during 1999 reflect 890,777 of options that were issued at $5.875 and repriced to $4.125, all within fiscal 1999.

The following tables summarize information about outstanding stock options as of December 29, 2001 and December 30, 2000:

                                                 Options Outstanding                        Options Exercisable

                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                     Outstanding at    Contractual Life      Average      Exercisable at       Average
      Range of Exercise Price            12/29/01                           Exercise         12/29/01       Exercise Price
                                                                              Price

               $1.64                          202,500               9.92          $1.64        67,513            $1.64
            $2.50-$2.87                        28,000               8.37          $2.67        22,501            $2.65
              $4.125                          724,277               7.78          $4.13       724,277            $4.13

           $1.64-$4.125                       954,777               8.25          $3.56       814,291            $3.88

                                                       Weighted Average
                                          Number           Remaining        Weighted          Number           Weighted
                                     Outstanding at    Contractual Life      Average      Exercisable at       Average
      Range of Exercise Price            12/30/00                           Exercise         12/30/00       Exercise Price
                                                                              Price

           $2.50 -$2.87                        33,000               9.37          $2.64        12,002           $2.66
              $4.125                          780,944               8.77          $4.13       618,959           $4.13

           $2.50-$4.125                       813,944               8.80          $4.07       630,961           $4.10

In summary, as of December 29, 2001, there were 1,111,111 shares of New Common Stock reserved for the exercise of stock options and 156,334 shares of New Common Stock available for future grants of stock options or awards.

All stock options are granted at fair market value of the New Common Stock at the grant date. The weighted average fair market value of the stock options granted during 2001, 2000 and 1999 was $1.64, $2.64 and $4.99, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rate of 4.00%, 6.00% and 6.00%; expected dividend yield of 0% for all years; expected life of 5.75, 5.25 and 5.75 years; and expected volatility of 167%, 98% and 316%. The outstanding stock options at December 29, 2001 have a weighted average contractual life of 8.25 years.

The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net (loss)/income for 2001, 2000 and 1999 would have been $(2,175), $12,338 and $16,687, respectively. The Company's pro-forma net (loss)/income per-share for fiscal 2001 and 2000 would have been $(0.22) and $1.25, respectively. The Company's pro forma net income per share based upon the New Common Stock for 1999 would have been $1.67.

Note 15.  Deferred Liabilities
                                  December 29,          December 30,
                                          2001                  2000

Deferred pension obligations           $ 4,753               $ 4,334

Deferred rent                            1,479                 1,294
Other deferred liabilities                  --                    14
                                       -------               -------

                                       $ 6,232               $ 5,642
                                       =======               =======

Note 16.  Commitments and Contingencies

(a)      Lease Commitments

The Company conducts a portion of its operations in premises occupied under leases expiring at various dates through 2013. Certain of the leases contain renewal options. Rental payments under certain leases may be adjusted for increases in taxes and operating expenses above specified amounts. In addition, certain of the leases for retail outlet stores contain provisions for additional rent based upon sales.

In 2001, 2000 and 1999, rental expense was $5,653, $3,891 and $5,144, respectively. As of December 29, 2001, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

                           Fiscal Year
                           2002  $  5,743
                           2003     5,569
                           2004     5,349
                           2005     4,616
                           2006     3,866
               Thereafter          14,133
                                 ---------
 Total (Not reduced by minimum   $ 39,276
        sublease rentals of $16,777)

(b)      Employment Agreements

The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $1,675 in 2002 and $250 in 2003. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 17.  Discontinued Operations

In December 1998, the Company discontinued the operations of its Children's Group, which produced and marketed children's blanket sleepers primarily using a number of well-known licensed characters created by, among others, DISNEY and WARNER BROTHERS. The Children's Group also marketed pajamas under the DR. DENTON and OSHKOSH B'GOSH trademarks, and sleepwear and underwear under the JOE BOXER trademark.

For the fourth quarter of fiscal 2001, the Company recorded income of $273 related to better than anticipated recovery on the settlement of liabilities related to the Children's business. At the end of fiscal 2001, $461 remained in the reserve of which approximately $350 was for severance and the remaining balance related to the settlement of liabilities and other closing costs. As of December 29, 2001, the Children's Group had assets of $9, accrued liabilities of $41 and a reserve of $461, resulting in net liabilities of discontinued operations of $493.

For the fourth quarter of fiscal 2000, the Company recorded income of $569 related to better than anticipated recovery on the sale of assets (primarily real estate holdings) related to the Children's business. At the end of fiscal 2000, $550 remained in the reserve of which approximately $350 was for severance and the remaining balance related to the disposal of assets and other costs. As of December 30, 2000, the Children's Group had assets of $30, accrued liabilities of $224 and a reserve of $550, resulting in net liabilities of discontinued operations of $744.

For fiscal 1999, the Company recognized a charge of $1,955 for additional expenses incurred during the phase-out period and additional expenses needed to dispose of the assets related to the Children's business. At the end of Fiscal 1999, $941 remained in the reserve of which approximately $300 was for severance and the remaining balance related to the disposal of assets. During 1999, the division had net sales of $5,493 and a net loss of $1,955. Pursuant to a purchase and sale agreement dated January 14, 1999, the Company sold all of its right, title and interest in, certain assets (Dr. Denton trademark, selected inventory and machinery and equipment) of the Children's Group. Accounts receivable, prepaids, accounts payable and accrued liabilities were collected or paid through the normal course of business. Property, plant and equipment were written down to its estimated net realizable value and the Company has disposed of these assets.

Note 18.  Accumulated Other Comprehensive Income/(Loss)

                                                                       Accum-
                                      Foreign       Minimum           ulated
                                     Currency       Pension           other
                                    Translation    Liability          Compre-
                                      Adjust-        Adjust-          hensive
                                       ments          ments           Income/
                                                                      (Loss)
2001

  Beginning of the year balance       $ (118)         $(4,334)          $(4,452)
  12 month change                          5             (419)             (414)
                                      -------         -------           -------
  End of the year balance             $ (113)         $(4,753)          $(4,866)
                                      ======          =======           =======

2000

  Beginning of the year balance       $ (143)        $ (2,801)         $ (2,944)
  12 month change                         25           (1,533)           (1,508)
                                      ------         --------          --------
  End of the year balance             $ (118)        $ (4,334)         $ (4,452)
                                      ======         ========          ========

1999

  Beginning of the year balance       $ (197)        $ (3,856)         $ (4,053)
  12 month change                         54            1,055             1,109
                                      ------         --------          --------
  End of the year balance             $ (143)        $ (2,801)         $ (2,944)
                                      ======         ========          ========


Note 19.  Quarterly Financial Information (Unaudited)

                       Fiscal year ended December 29, 2001

                                   Total   4th Qtr.  3rd Qtr. 2nd Qtr.  1st Qtr.

Net sales                        $207,773  $59,199  $55,098  $44,028    $49,448
Gross profit                       45,425   10,410   12,858   11,644     10,513
Net (loss)/income                  (1,876)  (1,193)   1,409      307     (2,399)
Diluted (loss)/earnings per share  $(0.19)  $(0.12)   $0.14    $0.03     $(0.24)

                       Fiscal year ended December 30, 2000

                                   Total   4th Qtr.  3rd Qtr.  2nd Qtr. 1st Qtr.

Net sales                       $208,303   $49,473   $56,344  $45,830  $56,656
Gross profit                      55,595    14,065    13,777   14,112   13,641
Net income                        13,280     5,193     3,744    2,602    1,741
Diluted earnings per share         $1.34     $0.52     $0.38    $0.26    $0.18

Reference is made to Notes 3 and 17 concerning fourth quarter adjustments during the years ended December 29, 2001 and December 30, 2000.

Note 20. Legal Proceedings

The Company is a defendant in several legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

The Company is a defendant in a declaratory judgment action, captioned Hartford Fire Insurance Company v. Salant Corporation, Index No. 60233/98, in the Supreme Court of the State of New York, County of New York (the "Hartford Action"). The Company's insurers seek a declaratory judgment that the claims asserted against the Company in a lawsuit captioned Maria Delores Rodriguez-Olvera, et al. v. Salant Corp., et al., Case No. 97-07-14605-CV, in the 365th Judicial District Court of Maverick County, Texas (the "Rodriguez-Olvera Action") are not covered under the policies that the insurers had issued. The Company's insurers nevertheless provided a defense to the Company in the Rodriguez-Olvera Action and paid $30 million to settle the case without prejudice to their positions in the Hartford Action. Currently, there are discussions being held with a view to reaching an agreement for the settlement of the Hartford Action; if the settlement proposal is achieved as contemplated, management believes there would be no material impact on the Company's financial position or the results of operations. Pending such a settlement of this action, Salant's insurers have not withdrawn their reservation of rights, and the possibility remains that one or more of such insurers will seek recourse against Salant. Management believes the liability for the Company should not exceed $250, its deductible on its insurance policy with Hartford Fire Insurance Company.

Note 21.  Subsequent Events

On January 4, 2002, Salant Corporation, through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis Clothing Corporation ("Axis"), certain of Axis' assets pursuant to an Asset Purchase Agreement dated as of October 15, 2001 by and between SHC, Axis and Richard Solomon ("Solomon") an individual. The assets acquired from Axis consisted of, among other things, trademarks, inventory, contract rights, fixed assets and certain office equipment primarily located in California (collectively, the "Axis Assets"). As a result of the acquisition, Salant diversified its operations for men's designer sportswear by expanding its channels of distribution, including specialty stores. The results of Axis's operations will be included in the statement of operations as of the acquisition date.

The Company did not assume any accounts payable, accrued liabilities or debt, however the Company did assume several leases and contracts. In conjunction with the Asset Purchase Agreement, a three-year employment contract was signed between Solomon and SHC, along with SHC signing an agreement to lease office space (at current market rates) from Solomon. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:
         Current assets                                   $      948
         Property, plant, and equipment                          100
         Intangible assets                                       400
         Goodwill and other identified intangibles            11,631
                                                            --------
           Total assets acquired                             $13,079
                                                             =======

The aggregate purchase price for the Axis Assets was approximately $12,448, plus estimated direct acquisition costs of $631. Of the total purchase price $10,648 was paid at closing and $1,800 has been placed in escrow and is payable in equal payments over the next 2 years. The purchase price was based upon arms-length negotiations considering (i) the value of the Axis brand, (ii) the quality of the assets and (iii) the estimated cash flow from the Axis Assets. The principal source of funds for the Axis Assets was working capital funds.

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 29, 2001 and December 30, 2000 give effect to the acquisition as if it occurred on January 2, 2000:

                                          December 29,          December 30,
                                                 2001                  2000
                                           (Unaudited)           (Unaudited)

 Net Sales                                 $  242,615             $ 237,737
 Income from continuing operations         $    1,716             $  15,187

 Basic & diluted earnings per share
     from continuing operations            $     0.17             $    1.53

The unaudited pro forma information above has been prepared for comparative purposes only and includes certain adjustments to the Company's historical statements of income, such as the recording of goodwill and increased interest expense or reduction of interest income due to the cost of the acquisition. The results do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred at the beginning of the period, or of future results of operations of the consolidated entities.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2002 annual meeting of shareholders.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2002 annual meeting of shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference herein from the Company's Proxy Statement to be filed by the Company relating to the 2002 annual meeting of shareholders.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

         Independent Auditors' Report

         Consolidated Statements of Operations

         Consolidated Statements of Comprehensive (Loss)/Income

         Consolidated Balance Sheets

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements


(a) 2.  Financial Statement Schedule

The following Financial Statement Schedule for the years ended December 29, 2001, December 30, 2000 and January 1, 2000 is filed as part of this Annual
Report:

         Schedule II - Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

                       SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                              COLUMN B              COLUMN C               COLUMN D       COLUMN E
                                                                      (2)
                                                                    Charged
                                                        (1)            to
                                     Balance at     Charged to       Other                          Balance
                                      Beginning     Costs and       Accounts        Deductions      at End
Description                          of Period       Expenses     -- Describe     -- Describe      of Period
                                     ---------      ---------     -----------     -----------     ---------

YEAR ENDED DECEMBER 29, 2001:

Accounts receivable allowance
  for doubtful accounts              $2,625         $ 763        $  --         $   446(A)          $2,942

Reserve for business restructuring   $1,070         $(100)       $  --         $   386(B)          $  584


YEAR ENDED DECEMBER 30, 2000:

Accounts receivable allowance
  for doubtful accounts              $2,419         $  526        $ --         $   320(A)         $2,625

Reserve for business restructuring   $2,308         $(629)        $ --         $   609(B)         $1,070

YEAR ENDED JANUARY 1, 2000:

Accounts receivable allowance
  for doubtful accounts              $2,661         $  260        $ --         $  502 (A)         $2,419

Reserve for business restructuring   $3,551         $4,039        $ --         $5,282 (B)         $2,308




NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

(a)(3) Exhibits

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

10.49          Letter Agreement, dated                           Exhibit 10.29 to Quarterly Report on
               March 28, 2001, amending the                      Form 10-Q for the quarter ended
               Employment Agreement, dated                       March 31, 2001.
               February 1, 1999, as amended July 1, 1999,
               between Awadhesh K.
               Sinha and Salant Corporation. *

10.50          Asset Purchase Agreement dated as                 Exhibit 10.1 to Current Report on
               of October 15, 2001 by and between                on Form 8-K dated January 4, 2002.
               Salant Holding Corporation, Axis
               Clothing Corporation and
               Richard Solomon.

10.51          Second Amended and Restated Revolving
               Credit and Security Agreement, dated
               November 30, 2001.

10.52          Employment Agreement, dated
               August 24, 1999, between
               Howard Posner and Salant
               Corporation. *

10.53          Employment Agreement, dated
               March 13, 2000, between
               William O. Manzer and Salant
               Corporation. *

10.54          Employment Agreement, dated
               August 24, 1999, between
               Jerry Kwiatkowski and Salant
               Corporation. *

21             List of Subsidiaries of the Company


* constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SALANT CORPORATION

Date: March 29, 2002                           By: /s/ Awadhesh K. Sinha
                                               --------------------------------
                                               Awadhesh K. Sinha
                                               Chief Financial Officer and
                                               Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 29, 2002.

         Signature                                        Title


         /s/  Michael J. Setola                 Chairman of the Board
         -------------------------------------  and Chief Executive Officer
         Michael J. Setola                      (Principal Executive Officer);
                                                Director

         /s/  Awadhesh  K. Sinha                Chief Financial Officer
         -------------------------------------  and Chief Operating Officer
         Awadhesh K. Sinha                      (Principal Financial and
                                                 Accounting Officer)

         /s/   Talton R. Embry                   Director
         -----------------------------------
         Talton R. Embry


         /s/  G. Raymond Empson                  Director
         -----------------------------------
         G. Raymond Empson


         /s/  Ben Evans                          Director
         -----------------------------------
         Ben Evans


         /s/ Rose P. Lynch                       Director
         -----------------------------------
         Rose P. Lynch

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS


                                       to


                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

10.48          Salant Corporation 1999 Stock Award               Exhibit A to Salant Corporation
               Incentive Plan.                                   Definitive Proxy Statement on
                                                                 Schedule 14(a)dated April 14, 2000.

10.49          Letter Agreement, dated                           Exhibit 10.29 to Quarterly Report on
               March 28, 2001, amending the                      Form 10-Q for the quarter ended
               Employment Agreement,                             dated March 31, 2001.
               February 1, 1999, as amended
               July 1, 1999, between Awadhesh K.
               Sinha and Salant Corporation. *


10.49          Asset Purchase Agreement dated as                 Exhibit 10.1 to Current Report on
               of October 15, 2001 by and between                on Form 8-K dated January 4, 2002.
               Salant Holding Corporation, Axis
               Clothing Corporation and
               Richard Solomon.

10.50          Second Amended and Restated Revolving
               Credit and Security Agreement, dated
               November 30, 2001.

10.52          Employment Agreement, dated
               August 24,1999, between
               Howard Posner and Salant
               Corporation. *

10.53          Employment Agreement, dated
               March 13, 2000, between
               William O. Manzer and Salant
               Corporation. *

10.54          Employment Agreement, dated
               August 24, 1999, between
               Jerry Kwiatkowski and Salant
               Corporation. *

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

Manhattan Industries, Inc., a New York corporation

Manhattan Industries (Far East) Limited, a Hong Kong corporation

Maquiladora Sur S.A. de C.V., a Mexican corporation

Salant Canada, Inc., a Canadian corporation

Salant Caribbean, S.A., a Guatemalan Corporation

Salant Holding Corporation, a Delaware corporation

SLT Sourcing, Inc., a New York corporation

Vera Licensing, Inc., a Nevada corporation

Vera Linen Manufacturing, Inc., a Delaware corporation