Form 10-Q
period 2002-03-30
SALANT CORP
filed 2002-05-14
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of April 25, 2002 there were outstanding 9,901,140 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                    Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Operations                        3

Condensed Consolidated Statements of Comprehensive Income/(Loss)       4

Condensed Consolidated Balance Sheets                                  5

Condensed Consolidated Statements of Cash Flows                        6

Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations              12

PART II.  OTHER INFORMATION                                           18

Item 6.  Exhibits and Reports on Form 8-K                             18

SIGNATURE                                                             18

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                           Three Months Ended
                                                       March 30,      March 31,
                                                            2002           2001

Net sales                                              $  60,275      $  49,448
Cost of goods sold                                        44,194         38,935

Gross profit                                              16,081         10,513

Selling, general and
 administrative expenses                                 (15,405)       (13,016)
Royalty income                                                42              3
Amortization of intangibles                                 (280)          (157)
Other income/(expense)                                         2            (13)

Income/(loss) before interest and income taxes               440         (2,670)

Interest income, net                                          25            234

Income/(Loss) before income taxes                            465         (2,436)

Income tax (expense)/benefit                                  (2)            37

Net income/(loss)                                        $   463      $  (2,399)



Basic and diluted income/(loss) per share                $   .05      $  (0.24)


Weighted average common stock outstanding - Basic          9,901          9,901

Weighted average common stock outstanding - Diluted        9,944          9,901


            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                                Three Months Ended
                                             March 30,         March 31,
                                                 2002             2001


Net income/(loss)
                                             $    463         $ (2,399)
Other comprehensive income, net of tax:

 Foreign currency translation adjustments           2               --

Comprehensive income/(loss)                  $    465          $(2,399)


            See Notes to Condensed Consolidated Financial Statements.


                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                 March 30,      December 29,       March 31,
                                                      2002              2001            2001
                                               (Unaudited)           (*)          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                       $     5,912      $   19,820      $     2,022
 Accounts receivable, net                             36,149          28,544           34,754
 Inventories (Note 3)                                 29,732          34,735           48,046
 Prepaid expenses and other current assets             1,886           3,658            2,683

Total current assets                                  73,679          867572           87,505

Property, plant and equipment, net                    12,410          12,179           13,016
Intangible assets (Note 2 and 4)                      23,182          11,217           11,673
Other assets                                           7,277           7,579            7,419

Total assets                                      $  116,548      $  117,732       $  119,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $    9,251      $   10,576       $   10,981
 Accrued liabilities                                   6,284           6,619            7,641
 Net liabilities of discontinued
   Operations (Note 7)                                   481             493              750
 Reserve for business restructuring (Note 6)             567             584              968

Total current liabilities                             16,583          18,272           20,340

Deferred liabilities                                   4,417           4,377            4,299

Shareholders' equity
 Common Stock                                         10,000          10,000           10,000
 Additional paid-in capital                          206,040         206,040          206,040
 Deficit                                            (115,430)       (115,893)        (116,416)
Accumulated other comprehensive loss (Note 5)         (4,864)         (4,866)          (4,452)
Less - treasury stock, at cost                          (198)           (198)            (198)

Total shareholders' equity                            95,548          95,083           94,974

Total liabilities and shareholders' equity         $ 116,548      $  117,732       $  119,613

(*) Derived from the audited financial statements.


            See Notes to Condensed Consolidated Financial Statements.


                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Three Months Ended
                                                            March 30,    March 31,
                                                                 2002         2001
Cash Flows from Operating Activities:
Net income/(loss)                                            $    463    $  (2,399)
Adjustments to reconcile income/(loss) from continuing
 operations to net cash provided/(used) by
 operating activities:
  Depreciation                                                  1,135        1,120
  Amortization                                                    280          157
  Change in operating assets and liabilities
  (net of businesses acquired):
   Accounts receivable                                         (7,605)     (18,166)
   Inventories                                                  5,564         (816)
   Prepaid expenses and other assets                            1,957         (226)
   Accounts payable                                            (1,325)      (3,817)
   Accrued and other liabilities                                 (281)      (3,525)
   Reserve for business restructuring                             (17)        (102)

Net cash provided/(used) by continuing operations                 171      (27,774)
Cash (used)/provided by discontinued operations                   (12)           6

Net cash provided/(used) by operating activities                  159      (27,768)


Cash Flows from Investing Activities:
Capital expenditures                                             (974)        (605)
Store fixture expenditures                                         --         (249)
Acquisition of a business                                     (13,095)          --
Asset Purchase                                                     --       (4,039)
Net cash (used) by investing activities                       (14,069)      (4,893)


Cash Flows from Financing Activities:
Other, net                                                          2           --

Net cash provided by financing activities                           2           --


Net decrease in cash and cash equivalents                     (13,908)     (32,661)
Cash and cash equivalents - beginning of year                  19,820       34,683

Cash and cash equivalents - end of quarter                   $  5,912    $   2,022


Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                 $     49     $      4
    Income taxes                                             $     --     $     --

Guaranteed future purchase price payment                     $     --     $    250



            See Notes to Condensed Consolidated Financial Statements.

                       SALANT CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Amounts in Thousands of Dollars, Except Share Data)
                                   (Unaudited)


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Salant Corporation and its subsidiaries (collectively, the "Company" or "Salant").

The Company's principal business is the designing, sourcing, importing and marketing of men's apparel and accessories. The Company sells its products to retailers, including department stores, specialty stores and off-price retailers, in addition to its own retail outlet stores.

The results of the Company's operations for the three months ended March 30, 2002 and March 31, 2001 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Certain reclassifications were made to the prior period financial statements to conform to the 2002 presentation. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 29, 2001.

New Accounting Standards

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company expects to complete the transitional impairment test during the quarter ending June 29, 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net income for the quarter ended March 31, 2001 would have increased by $27 due to the amounts adjusted for the exclusion of goodwill amortization.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective for the first quarter in the fiscal year ending December 28, 2002. The adoption of this Statement did not have an impact on the consolidated financial statements.

Note 2.  Acquisition of a Business

On January 4, 2002, Salant Corporation, through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis Clothing Corporation ("Axis"), certain of its assets pursuant to an Asset Purchase Agreement between SHC, Axis and Richard Solomon ("Solomon") an individual. The assets acquired from Axis consisted of, among other things, trademarks, inventory, contract rights, fixed assets and certain office equipment primarily located in California (collectively, the "Axis Assets"). As a result of the acquisition, Salant further diversified its channels of distribution beyond traditional department stores. The results of Axis' operations are included in the statement of operations from the acquisition date.

The Company did not assume any accounts payable, accrued liabilities or debt, however it did assume several leases and contracts. In conjunction with the Asset Purchase Agreement, a three-year employment contract was signed between Solomon and SHC, along with SHC signing an agreement to lease office space (at current market rates) from Solomon. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. Currently, preliminary estimates have allocated $300 to intangible assets that will be amortized over a 6-month period. The remaining $11,944 will be allocated to intangibles which will not be subject to amortization, such as goodwill and trademarks, but will be tested for impairment on a periodic basis. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

         Current assets                                   $      751
         Property, plant, and equipment                          100
         Intangible assets                                       300
         Goodwill and other identified intangibles            11,944
           Total assets acquired                             $13,095

The aggregate purchase price for the Axis Assets was approximately $12,448, plus estimated direct acquisition costs of $647. Of the total purchase price, $10,648 was paid at closing and $1,800 has been placed in escrow and is payable in equal payments over the next 2 years. The purchase price was based upon arms-length negotiations considering (i) the value of the Axis brand, (ii) the quality of the Axis Assets and (iii) the estimated cash flow from the Axis Assets. The principal source of funds for the acquisition of the Axis Assets was from working capital.

The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2001 give effect to the acquisition as if it occurred on January 2, 2001:

                                                March  31,
                                                      2001
                                               (Unaudited)

 Net Sales                                      $   60,406
 Net Loss                                       $     (685)

       Basic & Diluted Loss per Share           $    (0.07)


The unaudited pro forma information above has been prepared for comparative purposes only and includes certain adjustments to the Company's historical statements of income, such as the recording of goodwill and increased interest expense, or reduction of interest income, due to the cost of the acquisition. The results do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred at the beginning of the period or of future results of operations of the consolidated entities.

Note 3. Inventory
                               March 30,   December 29,     March 31,
                                    2002           2001          2001

Finished goods                 $  22,758       $ 23,188      $ 36,826
Work-in-Process                    5,280          9,310         6,694
Raw materials and supplies         3,313          4,047         6,474

Total inventory                   31,351         36,545        49,994
Inventory markdown reserves       (1,619)        (1,810)       (1,948)
Net inventory                  $  29,732       $ 34,735      $ 48,046


Note 4. Intangible Assets

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. During the first quarter of 2002, the Company recorded amortization expense for identified intangible assets with finite lives of $280 and estimated amortization expense for fiscal years 2003 through 2007 will be approximately $650 per year. The intangible assets (unamortized and amortized) are associated with the wholesale segment of the Company and are as follows:

                                                March 30, 2002                        December 29, 2001

                                       Carrying      Accumulated               Carrying     Accumulated
                                        Amount      Amortization    Net         Amount     Amortization    Net
Amortizable Intangible Assets
     Licenses                           $11,161       $(5,140)    $ 6,021        $11,161    $(5,039)    $ 6,122
     Trademarks                           4,600        (1,600)      3,000          4,600     (1,572)      3,028
     Other                                  300          (150)        150             --          --         --
Total                                   $16,061       $(6,890)    $ 9,171        $15,761    $(6,611)    $ 9,150

Unamortizable Intangible Assets
     Goodwill                          $  2,175      $   (108)    $ 2,067       $  2,175   $   (108)   $  2,067
     To be allocated - Axis              11,944            --      11,944             --         --          --
Total                                   $14,119      $   (108)    $14,011       $  2,175   $   (108)   $  2,067

Total Intangible Assets                 $30,180       $(6,998)    $23,182        $17,936    $(6,719)    $11,217

Note 5.  Accumulated Other Comprehensive Income/(Loss)

                                     Foreign         Minimum       Accumulated
                                    Currency         Pension         Other
                                   Translation      Liability     Comprehensive
                                   Adjustment       Adjustment    Income/(Loss)
2002
  Beginning of year balance         $    (113)       $ (4,753)       $ (4,866)
  Three months ended
    March 30, 2002 change                   2              --               2
  End of quarter balance             $   (111)       $ (4,753)       $ (4,864)

2001
  Beginning of year balance         $    (118)      $  (4,334)       $ (4,452)
  Three months ended
    March 31, 2001 change                  --              --              --
  End of quarter balance            $    (118)       $ (4,334)       $ (4,452)


Note 6. Restructuring Reserve

In the first quarter of 2002, the Company used $17 of the restructure reserve primarily for employee costs necessary to complete the shut down of Mexican operations and other employee benefit costs. As of March 30, 2002, the reserve balance was $567 of which $475 was reserved for severance and other employee costs and $92 was reserved for various other restructuring costs.


Note 7. Discontinued Operations

In the first quarter of 2002, the net liabilities of discontinued operations decreased by $12, due to the reduction of the reserve for miscellaneous legal fees. As of March 30, 2002, the net liabilities of discontinued operations consist of $450 of reserve for discontinued operations and $31 of miscellaneous liabilities. The reserve for discontinued operations consists of $390 for severance and other employee costs, and $60 of other restructuring costs.

Note 8. Segment Reporting

The Company operates in two business segments, wholesale and retail. The wholesale apparel segment consists of businesses that design, produce, source and market men's apparel and accessories under various trademarks owned or licensed by the Company, or by its customers. The retail segment consists of a chain of retail outlet stores, through which it sells products made under the Perry Ellis trademarks by the Company and other Perry Ellis licensees. As of March 30, 2002, the Company operated 41 Perry Ellis retail outlet stores.

The Company's total assets as of March 30, 2002, March 31, 2001 and December 29, 2001 and the results of operations for the three-months ended March 30, 2002 and March 31, 2001, by segment, were as follows:

                          March 30,             March 31,          December 29,
                               2002                  2001                  2001
       Total Assets
         Wholesale         $107,585              $110,719              $110,402
          Retail              8,963                10,242                 9,185
                           $116,548              $120,961              $119,587

       Net Sales
         Wholesale         $ 54,921              $ 44,905
          Retail              5,354                 4,543
                           $ 60,275              $ 49,448

       Gross Profit
         Wholesale         $ 13,740              $  8,520
          Retail              2,341                 1,993
                           $ 16,081              $ 10,513

    Income/(Loss) before Interest and Income Taxes

         Wholesale         $  1,350              $ (1,818)
          Retail               (910)                 (852)
                           $    440              $ (2,670)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 2002 Compared with First Quarter of 2001

Net Sales

Net sales increased by $10.8 million, or 21.9%, in the first quarter of 2002, as compared to the first quarter of 2001. This increase is the result of net sales generated by newly acquired and licensed wholesale businesses. Net sales for the wholesale segment increased $10.0 million, or 22.3%, in the first quarter of 2002, as compared to the first quarter of 2001. Existing wholesale businesses decreased $7.9 million in the first quarter of 2002, primarily due to the softness at the department store level of distribution and a reduction of close-out sales due to a decrease of excess inventory. Newly acquired and licensed wholesale businesses accounted for an increase of $17.9 million for the first quarter of 2002. Net sales for the retail segment increased by $0.8 million, or 17.9%, in the first quarter of 2002, as compared to the first quarter of 2001. The primary reason for this increase was due to the additional Perry Ellis retail stores opened between March 31, 2001 and March 30, 2002.

Gross Profit

The gross profit percentage in the first quarter of 2002 increased to 26.7% from 21.3% in the first quarter of 2001. Total wholesale gross profit increased $5.2 million from the first quarter of 2001, and the gross profit percentage for the wholesale segment increased to 25.0% in the first quarter of 2002 from 19.0% in the first quarter of 2001. The increase is primarily the result of a decrease in sales deductions from customers and a decrease in prior-season inventory disposition losses. Total gross profit for the retail segment increased, due to additional stores, by $0.3 million in the first quarter of 2002, from the first quarter of 2001. The retail segment gross profit percentage remained relatively constant at 43.7% for the first quarter of 2002, as compared to the first quarter of 2001 at 43.9%.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first quarter of 2002 increased to $15.4 million (25.6% of sales) from $13.0 million (26.3% of sales) as compared to the first quarter of 2001, but decreased as a percentage of net sales. The increase in total SG&A is the result of additional expenses related to new businesses and additional retail outlet stores.

Income/Loss Before Interest and Income Taxes

Income before interest and income taxes was $0.4 million for the first quarter of 2002 as compared to a loss of $2.7 million for the first quarter of 2001. The increase is primarily the result of higher net sales and improved gross margins contributed by the new businesses. The retail segment's loss from operations before interest and income taxes increased to $0.9 million in the first quarter of 2002 from a loss of $0.8 million in the first quarter of 2001.

Interest Income, Net

Net interest income was $25 thousand for the first quarter of 2002 as compared to $234 thousand for the first quarter of 2001. The decrease is the result of lower invested cash balances due to the acquisition of the Axis Assets and a lower interest rate in the first quarter of 2002.

Net Income/Loss

In the first quarter of 2002, the Company reported net income of $0.5 million, or $.05 per share, as compared to net loss of $2.4 million, or $.24 per share in the first quarter of 2001.

Earnings/Loss Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization charges were $1.9 million (3.1% of sales) for the first quarter of 2002, compared to a loss of $1.3 million (2.8% of net sales) in the first quarter of 2001. The Company believes this information is helpful in understanding cash flow from operations that is available for potential acquisitions and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operations.


Liquidity and Capital Resources

On May 11, 1999, the Company entered into a syndicated revolving credit facility, (the "Credit Agreement"), as amended and restated on November 30, 2001, with The CIT Group/Commercial Services, Inc. ("CIT").

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with at least a $45 million letter of credit subfacility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT and a syndicate of lenders arranged by CIT (the "Lenders") a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Agreement has an initial term of three years. Effective May 11, 2002, the Company signed an amendment with CIT to extend the Credit Agreement for an additional three years with similar or more favorable terms.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of .25% in excess of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants relating to consolidated tangible net worth, capital expenditures, minimum pre-tax income and minimum interest coverage ratio. The Company was in compliance with all applicable covenants at March 30, 2002.

At March 30, 2002, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $21.7 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $39.6 million and cash of approximately $5.9 million available to fund its operations. At the end of the first quarter of 2001, there were no direct borrowings outstanding; letters of credit outstanding were $30.8 million, and the Company had unused availability of $36.7 million and cash of approximately $2.0 million available to fund its operations.

                                                    March 30,      March 31,
                                                         2002           2001

     Maximum Availability under Credit Agreement        $61.3          $67.5
     Borrowings under Credit Agreement                     --             --
     Outstanding Letters of Credit                       21.7           30.8
     Current Availability under Credit Agreement        $39.6          $36.7
     Cash on Hand                                         5.9            2.0
     Available to fund operations                       $45.5          $38.7

The Company's cash provided by operating activities for the first three months of 2002 was $0.2 million, which primarily reflects (i) an increase in net accounts receivable of $7.6 million, (ii) a decrease in net inventories of $5.6 million, (iii) a decrease in prepaid assets of $3.8 million, (iv) a decrease in deferred liabilities of $1.8 million, (v) a decrease in accounts payable of $1.3 million, (vi) a decrease in accrued liabilities and reserve for business restructuring of $0.3 million, and (vii) net income from continuing operations of $0.5 million. In addition, non-cash charges for depreciation and amortization totaled $1.4 million.

Cash used by investing activities for the first three months of 2002 was $14.1 million, which reflects $13.1 million used to purchase certain assets of Axis Clothing Corporation and $1.0 million for capital expenditures. During fiscal 2002, the Company plans to make capital expenditures of approximately $5.1 million and to spend $1.0 million for the installation of fixtures in department stores.

Working Capital

At March 30, 2002, working capital totaled $57.1 million as compared to $67.2 million at the end of the first quarter of 2001 and the current ratio improved to 4.4:1 as compared to 4.3:1 in the first quarter of 2001. The components of working capital also changed significantly in the first quarter of 2002 as compared to the first quarter of 2001. Cash increased by $3.9 million and current liabilities decreased by $3.8 million, which were offset by a decrease in inventory, and the purchase of the Axis Assets. The decrease in inventory is due to improved inventory management. Liabilities decreased $5.0 million in the first quarter of 2002 as compared to the first quarter of 2001 due to the settlement of restructuring charges and the timing of the payments in the normal course of business. Accounts receivable increased by $1.4 million due to an increase in net sales from the first quarter of 2001.

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

Because of the following factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors are cautioned not to use historical trends to anticipate results or trends in the future. In addition, the Company's participation in the highly competitive apparel industry often results in significant volatility in the Company's common stock price. The following are identified as important factors that could cause results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

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

Strategic Initiatives. In the first quarter of 2002, the Company acquired certain assets and trademarks of Axis which designs, produces, and markets better men's sportswear. In the first quarter of 2001, the Company purchased certain assets and trademarks of Tricots St. Raphael, Inc. which designs, produces, and markets better men's sweaters and sportswear. As a result of the acquisitions, Salant has diversified its operations by expanding into alternate channels of distribution. Management of the Company is continuing to explore various strategic opportunities, including but not limited to, new licensing opportunities and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to expand its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

Apparel Industry Cycles and other Economic Factors. Historically, the apparel industry has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A decline in the general economy or uncertainties regarding future economic prospects may affect consumer-spending habits, which, in turn, could have a material adverse effect on the Company's results of operations and financial condition.

Retail Environment. Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods. To the extent that these difficult financial conditions continue at retail, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

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

New Accounting Pronouncements.

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company expects to complete the transitional impairment test during the quarter ending June 29, 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net income for the quarter ended March 31, 2001 would have increased by $27 due to the amounts adjusted for the exclusion of goodwill amortization.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective for the first quarter in the fiscal year ending December 28, 2002. The adoption of this Statement did not have an impact on the consolidated financial statements.

PART II - OTHER INFORMATION

Item 5.   Other Information

Magten Asset Management Corp. ("Magten"), a registered investment advisor, reported on a Form 4 (filed on May 10, 2002) and Amendment No. 3 to Schedule 13D (filed on May 14, 2002), that it had distributed in kind 2,545,040 shares of the Company's common stock to an investment advisory client on April 15, 2002. The Company believes that the advisory client is General Motors Investment
Management Corp. As a result of the distribution of such shares Magten's beneficial ownership of shares of common stock has been reduced from 5,984,850, representing approximately 60.4% of the outstanding common stock, to 3,439,810, representing approximately 34.7% of the outstanding common stock. Talton R. Embry, a managing director and the sole shareholder of Magten, is a director of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 10.55 Amendment No. 1 dated May 11, 2002 to the Second Amended and Restated Revolving Credit and Security Agreement between The Company and The CIT Group/Commercial Services, Inc..

Reports on Form 8-K

On January 18, 2002 the Company filed a current report on Form 8-K relating to the purchase of certain assets of Axis Clothing Corporation.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date:    May  14, 2002                               /s/   Awadhesh K. Sinha

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer