Form 10-Q
period 2002-06-29
SALANT CORP
filed 2002-08-09
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of July 31, 2002 there were outstanding 8,782,198 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Operations                           3

Condensed Consolidated Statements of Comprehensive Income/(Loss)          4

Condensed Consolidated Balance Sheets                                     5

Condensed Consolidated Statements of Cash Flows                           6

Notes to Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Events                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                23

SIGNATURE                                                                24

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                               Three Months Ended                   Six Months Ended
                                            June 29,         June 30,          June 29,         June 30,
                                                2002             2001              2002             2001


Net sales                                   $ 49,648         $ 44,028          $109,923         $ 93,476
Cost of goods sold                            35,378           32,384            79,572           71,319

Gross profit                                  14,270           11,644            30,351           22,157

Selling, general and
 administrative expenses                     (13,242)         (11,276)          (28,646)         (24,293)
Royalty income                                   125               77               166               80
Amortization of intangibles                     (280)            (157)             (559)            (313)
Other income/(expense)                           201              (14)              204              (28)

Income/(loss) before interest and
 income taxes                                  1,074              274             1,516           (2,397)

Interest income, net                              76               33               100              267

Income/(loss) before income taxes              1,150              307             1,616           (2,130)

Income taxes benefit                              50               --                47               37

Net income/(loss)                            $ 1,200         $    307           $ 1,663         $ (2,093)

Basic and diluted income/(loss)
 per share                                   $  0.12         $    0.03          $  0.17          $  (0.21)

Weighted average common
 stock outstanding - Basic                     9,901             9,901             9,901             9,901

Weighted average common
 stock outstanding - Diluted                   9,990             9,901             9,968             9,901




            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                                 Three Months Ended           Six Months Ended
                                                 June 29,  June 30,          June 29,    June 30,
                                                    2002      2001              2002       2001


Net income/(loss)                                 $1,200    $  307            $1,663    $(2,093)

Other comprehensive income/(loss), net of tax:

 Foreign currency translation adjustments             (9)        2                (7)         2

Comprehensive income/(loss)                       $1,191     $ 309            $1,656    $(2,091)





            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                      June 29,            December 29,            June 30,
                                                        2002                  2001                  2001
                                                    (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                           $    31,178           $   19,820           $     9,227
 Accounts receivable, net                                 15,565               28,544                19,792
 Inventories (Note 3)                                     35,719               34,735                53,814
 Prepaid expenses and other current assets                 2,294                3,658                 2,874

Total current assets                                      84,756               86,757                85,707

Property, plant and equipment, net                        12,098               12,179                12,933
Intangible assets (Notes 2 and 4)                         22,991               11,217                11,516
Other assets                                               7,439                7,579                 7,200

Total assets                                          $  127,284           $  117,732            $  117,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $   18,148           $   10,576            $    9,347
 Accrued liabilities                                       6,915                6,619                 6,812
 Net liabilities of discontinued
  operations (Note 7)                                        481                  493                   743
 Reserve for business restructuring (Note 6)                 567                  584                   862

Total current liabilities                                 26,111               18,272                17,764

Deferred liabilities                                       4,434                4,377                 4,310

Shareholders' equity:
Common stock                                              10,000               10,000                10,000
Additional paid-in capital                               206,040              206,040               206,040
Deficit                                                 (114,230)            (115,893)             (116,110)
Accumulated other comprehensive loss (Note 5)             (4,873)              (4,866)               (4,450)
Less - treasury stock, at cost                              (198)                (198)                 (198)

Total shareholders' equity                                96,739               95,083                95,282

Total liabilities and shareholders' equity            $  127,284           $  117,732            $  117,356



(*) Derived from the audited financial statements.





            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Six Months Ended
                                                                             June 29,       June 30,
                                                                                 2002           2001
Cash Flows from Operating Activities:
Net income/(loss)                                                            $  1,663     $  (2,093)
Adjustments to reconcile income/(loss)from continuing
 operations to net cash provided/(used) by
 operating activities:
   Depreciation                                                                 2,335         2,249
   Amortization                                                                   559           313
Change in operating assets and liabilities (net of businesses acquired):
   Accounts receivable                                                         12,979        (3,204)
   Inventories                                                                   (423)       (6,584)
   Prepaid expenses and other assets                                            1,603          (867)
   Accounts payable                                                             7,572        (5,451)
   Accrued and other liabilities                                                  310        (3,893)
   Reserve for business restructuring                                             (17)         (208)

Net cash provided/(used) by continuing operations                              26,581       (19,738)
Cash used by discontinued operations                                              (12)           (1)

Net cash provided/(used) by operating activities                               26,569       (19,739)

Cash Flows from Investing Activities:
Capital expenditures                                                           (1,531)       (1,359)
Store fixture expenditures                                                       (489)         (321)
Acquisition of a business                                                     (13,184)           --
Asset purchase                                                                     --        (4,039)

Net cash used by investing activities                                         (15,204)       (5,719)

Cash Flows from Financing Activities:
Other, net                                                                         (7)            2

Net cash (used)/provided by financing activities                                   (7)            2

Net increase/(decrease) in cash and cash equivalents                           11,358       (25,456)

Cash and cash equivalents - beginning of year                                  19,820        34,683

Cash and cash equivalents - end of quarter                                   $ 31,178       $ 9,227

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                                 $     46      $     13
    Income taxes                                                             $      5      $     64

Guaranteed future purchase price payment                                     $     --      $    250


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

The results of the Company's operations for the six months ended June 29, 2002 and June 30, 2001 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Certain reclassifications were made to the prior period financial statements to conform to the 2002 presentation. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 29, 2001.

New Accounting Standards

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company did not recognize any impairment after completion of the transitional impairment test.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net loss/income for the quarter and six months ended June 30, 2001 would have improved by $27 and $54 respectively had amortization of goodwill been discontinued at the beginning of fiscal 2001.

In October 2001, the Financial Accounting Standards Board issued ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective for the first quarter in the fiscal year ending December 28, 2002. The adoption of this Statement did not have an impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No.145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

Note 2.  Acquisition of a Business

On January 4, 2002, Salant, through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis Clothing Corporation ("Axis"), certain of its assets pursuant to an Asset Purchase Agreement dated October 15, 2001 between SHC, Axis and Richard Solomon ("Solomon") an individual. The assets acquired from Axis consisted of, among other things, trademarks, inventory, contract rights, fixed assets and certain office equipment primarily located in California (collectively, the "Axis Assets"). As a result of the acquisition, Salant further diversified its channels of distribution beyond traditional department stores. The results of Axis' operations are included in the statement of operations from the acquisition date.

The Company did not assume any accounts payable, accrued liabilities or debt, however it did assume several leases and contracts. In conjunction with the Asset Purchase Agreement, a three-year employment contract was signed between Solomon and SHC, along with SHC signing an agreement to lease office space (at current market rates) from Solomon. The Company has obtained third-party valuations of certain intangible assets. Of the total intangibles acquired, $9,700 has been allocated to trademarks and $2,333 has been allocated to goodwill. Neither the trademarks nor goodwill will be subject to amortization, but will be tested for impairment on a periodic basis. The remaining $300 of miscellaneous intangibles have been amortized over the first six months of 2002. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

         Current assets                                   $      751
         Property, plant, and equipment                          100
         Intangible assets                                       300
         Trademarks                                            9,700
         Goodwill                                              2,333
           Total assets acquired                             $13,184

The aggregate purchase price for the Axis Assets was approximately $12,448, plus estimated direct acquisition costs of $736. Of the total purchase price, $10,648 was paid at closing and $1,800 has been placed in escrow and is payable in equal payments over the next 2 years. The purchase price was based upon arms-length negotiations considering (i) the value of the Axis brand, (ii) the quality of the Axis Assets and (iii) the estimated cash flow from the Axis Assets. The principal source of funds for the acquisition of the Axis Assets was from working capital.

The following unaudited consolidated pro forma results of operations of the Company for the three months and six months ended June 30, 2001 give effect to the acquisition as if it occurred on January 2, 2001:

                                               Three Months        Six Months
                                                      Ended             Ended
                                                   June 30,         June  30,
                                                       2001              2001
                                                (Unaudited)       (Unaudited)

    Net Sales                                    $  51,940           $112,346
    Net Income                                   $     721           $     36
    Basic and Diluted Income per Share           $    0.07           $   0.00

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


Note 3. Inventories
                                 June 29,    December 29,     June 30,
                                     2002            2001         2001

Finished goods                  $  23,276        $ 23,188     $ 42,105
Work-in-Process                    10,323           9,310        7,943
Raw materials and supplies          4,118           4,047        6,938

Total inventories                  37,717          36,545       56,986
Inventory markdown reserves        (1,998)         (1,810)      (3,172)
Net inventories                 $  35,719        $ 34,735     $ 53,814

Note 4. Intangible Assets

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. During the first half of 2002, the Company recorded amortization expense for identified intangible assets with finite lives of $559 and estimated amortization expense for fiscal years 2003 through 2007 will be approximately $650 per year. The intangible assets (unamortized and amortized) are associated with the wholesale segment of the Company and are as follows:

                                                 June 29, 2002                        December 29, 2001

                                       Carrying      Accumulated               Carrying     Accumulated
                                        Amount      Amortization    Net         Amount     Amortization    Net
Amortizable Intangible Assets
     Licenses                           $11,161       $(5,241)   $  5,920        $11,161    $(5,039)   $  6,122
     Trademarks                           4,600        (1,629)      2,971          4,600     (1,572)      3,028
     Other                                  300          (300)         --             --          --         --
Total                                   $16,061       $(7,170)    $ 8,891        $15,761    $(6,611)    $ 9,150

Unamortizable Intangible Assets
     Goodwill                          $  2,333  $         --    $  2,333    $        --$        -- $        --
     Trademarks                          11,875          (108)     11,767          2,175       (108)      2,067
Total                                   $14,208     $    (108)    $14,100       $  2,175  $    (108)   $  2,067

Total Intangible Assets                 $30,269       $(7,278)    $22,991        $17,936    $(6,719)    $11,217



Note 5.  Accumulated Other Comprehensive Income/(Loss)

                                  Foreign            Minimum         Accumulated
                                 Currency            Pension           Other
                                Translation         Liability      Comprehensive
                                Adjustment          Adjustment     Income/(Loss)
2002
  Beginning of year balance     $    (113)          $ (4,753)          $ (4,866)
  Six months ended
    June 29, 2002 change               (7)                --                 (7)
  End of quarter balance         $   (120)          $ (4,753)          $ (4,873)

2001
  Beginning of year balance     $    (118)         $  (4,334)          $ (4,452)
  Six months ended
    June 30, 2001 change                2                 --                  2
  End of quarter balance        $    (116)          $ (4,334)          $ (4,450)

Note 6.  Restructuring Reserve

In the first half of 2002, the Company used $17 of the restructuring reserve primarily for employee costs necessary to complete the shut down of Mexican operations. As of June 29, 2002, the reserve balance was $567 of which $475 was reserved for severance and other employee costs and $92 was reserved for various other restructuring costs.

Note 7. Discontinued Operations

In the first half of 2002, the net liabilities of discontinued operations decreased by $12, due to the reduction of the reserve for miscellaneous legal fees. As of June 29, 2002, the net liabilities of discontinued operations consist of $450 of reserve for discontinued operations and $31 of miscellaneous liabilities. The reserve for discontinued operations consists of $390 for severance and other employee costs, and $60 of other restructuring costs.

Note 8.  Segment Reporting

The Company operates in two business segments, wholesale and retail. The wholesale apparel segment consists of businesses that design, source, import and market men's apparel and accessories under various trademarks owned or licensed by the Company, or by its customers. The retail segment consists of a chain of retail outlet stores, through which it sells products made under the Perry Ellis trademarks by the Company and other Perry Ellis licensees. As of June 29, 2002, the Company operated 39 Perry Ellis retail outlet stores.

The Company's total assets as of June 29, 2002, June 30, 2001 and December 29, 2001 and the results of operations for the six months, and the quarters ending June 29, 2002 and June 30, 2001, by segment, were as follows:

                                                      Three Months Ended                   Six Months Ended
                                                  June 29,       June 30,            June 29,      June 30,
                                                      2002           2001                2002           2001
       Net Sales
       Wholesale                                 $  42,881      $  38,048           $  97,802      $  82,953
       Retail                                        6,767          5,980              12,121         10,523
                                                 $  49,648      $  44,028           $ 109,923      $  93,476

       Gross Profit
       Wholesale                                $   11,249      $   8,994           $  24,989      $  17,514
       Retail                                        3,021          2,650               5,362          4,643
                                                 $  14,270      $  11,644           $  30,351      $  22,157

       Income/(loss) before Interest
       and Taxes
       Wholesale                               $     1,202    $       479         $     2,553    $    (1,339)
       Retail                                         (128)          (205)             (1,037)        (1,058)
                                               $     1,074    $       274          $    1,516    $    (2,397)



                                                                 June 29,         June 30,      December 29,
                                                                     2002             2001              2001
       Total Assets
       Wholesale                                                $ 118,744        $ 106,997         $ 108,547
       Retail                                                       8,540           10,359             9,185
                                                                $ 127,284        $ 117,356          $117,732

Note 9. Subsequent Events

On July 15, 2002, the Company purchased 1,118,942 shares of its common stock, par value $1.00 per share, at a price of two and a half dollars ($2.50) per share, for an aggregate purchase price of $2,797. The shares will be held as treasury stock of the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION             AND RESULTS OF OPERATIONS.

Results of Operations

Overview

In January of 2001, the Company acquired the assets of Tricots St. Raphael, Inc. ("Tricots"). In January of 2002, the Company made another acquisition with the purchase of the assets of Axis Clothing Corporation ("Axis"). Tricots and Axis are both highly respected better menswear brands distributed primarily through better men's department and specialty stores in the U.S. These acquisitions were an important step in the plan to diversify the Company's distribution channels.

The Company's licensed product offerings under the PERRY ELLIS trademarks continue to be the core of the Company's business. Perry Ellis products compete in the highly competitive department store arena of retail. The Company also entered into a licensee agreement in 2001 to develop the Ocean Pacific menswear label and the Company began shipping in January 2002. During 2002, the Company entered into a license agreement to develop the JNCO young men's sportswear label and shipping began in the second quarter of 2002.

In 2001, the Company started a private brands division to focus on the development of additional channels of distribution for men's apparel products and in January 2002, the Company made its first delivery.

Second Quarter of 2002 Compared with Second Quarter of 2001

Net Sales

Net sales increased $5.6 million, or 12.8%, in the second quarter of 2002, as compared to the second quarter of 2001. This increase was the result of net sales generated by newly acquired and licensed wholesale businesses. Net sales for the wholesale segment increased $4.8 million, or 12.7%, in the second quarter of 2002, as compared to the second quarter of 2001. Existing wholesale businesses decreased $4.9 million in the second quarter of 2002, primarily due to a reduction of excess and prior season inventory sales. Newly acquired and licensed wholesale businesses accounted for an increase of $9.7 million for the second quarter of 2002. Net sales for the Perry Ellis retail outlet stores ("retail segment") increased $0.8 million, or 13.2%, in the second quarter of 2002, as compared to the second quarter of 2001. The primary reason for this increase was additional Perry Ellis retail outlet stores opened between June 30, 2001 and June 29, 2002.

Gross Profit

The gross profit percentage in the second quarter of 2002 increased to 28.7% from 26.4% in the second quarter of 2001. Total wholesale gross profit increased $2.3 million from the second quarter of 2001, and the gross profit percentage for the wholesale segment increased to 26.2% in the second quarter of 2002 from 23.6% in the second quarter of 2001. The increase was primarily the result of lower sales returns and allowances from customers and a decrease in prior-season inventory disposition losses. Total gross profit for the retail segment increased, due to additional stores, by $0.4 million in the second quarter of 2002, from the second quarter of 2001. The retail segment gross profit percentage remained relatively constant at 44.6% for the second quarter of 2002, as compared to the second quarter of 2001 at 44.3%.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first quarter of 2002 increased to $13.2 million (26.7% of sales) from $11.3 million (25.6% of sales) as compared to the second quarter of 2001. The increase in total SG&A was the result of additional expenses related to newly acquired and licensed businesses along with additional retail outlet stores.

Income/Loss Before Interest and Income Taxes

Income before interest and income taxes was $1.1 million for the second quarter of 2002 as compared to income of $0.3 million for the second quarter of 2001. The increase was primarily the result of higher net sales and improved gross margins contributed by the new businesses. The retail segment's loss from operations before interest and income taxes decreased to $0.1 million in the second quarter of 2002 from a loss of $0.2 million in the second quarter of 2001.

Interest Income, Net

Net interest income was $76 thousand for the second quarter of 2002 as compared to $33 thousand for the second quarter of 2001. The increase was the result of higher invested cash balances during the quarter due to lower inventory levels and higher receivable collections.

Net Income

In the second quarter of 2002, the Company reported net income of $1.2 million, or $.12 per share, as compared to income of $0.3 million, or $.03 per share in the second quarter of 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization charges were $2.6 million (5.1% of sales) for the second quarter of 2002, compared to $1.6 million (3.5% of net sales) in the second quarter of 2001. The Company believes this information is helpful in understanding cash flow from operations that is available for potential acquisitions and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operations.

Year to Date 2002 Compared with Year to Date 2001

Net Sales

Net sales increased $16.4 million, or 17.6%, in the first half of 2002, as compared to the first half of 2001. This increase was the result of net sales generated by newly acquired and licensed wholesale businesses. Net sales for the wholesale segment increased $14.8 million, or 17.9%, in the first six months of 2002, as compared to the first six months of 2001. Existing wholesale businesses decreased $12.5 million in the first half of 2002, primarily due to a reduction of sales because of lower levels of excess and prior season inventory. Newly acquired and licensed wholesale businesses accounted for an increase of $27.3 million for the first six months of 2002. Net sales for the retail segment increased $1.6 million, or 15.2%, in the first half of 2002, as compared to the first half of 2001. The primary reason for this increase was the additional Perry Ellis retail stores opened between June 29, 2001 and June 29, 2002.

Gross Profit

The gross profit percentage in the first half of 2002 increased to 27.6% from 23.7% in the first half of 2001. Total wholesale gross profit increased $7.5 million from the first six months of 2001, and the gross profit percentage for the wholesale segment increased to 25.6% in the first half of 2002 from 21.1% in the first half of 2001. The increase was primarily the result of lower sales returns and allowances and a decrease in prior-season inventory disposition losses. Total gross profit for the retail segment increased, due to additional stores, by $0.7 million in the first six months of 2002, from the first six months of 2001. The retail segment gross profit percentage remained relatively constant at 44.2% for the first half of 2002, as compared to the first half of 2001 at 44.1%.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first six months of 2002 increased to $28.6 million (26.1% of sales) from $24.3 million (26.0% of sales) as compared to the first six months of 2001. The increase in total SG&A was the result of additional expenses related to new businesses and additional retail outlet stores.

Income/Loss Before Interest and Income Taxes

Income before interest and income taxes was $1.5 million for the first six months of 2002 as compared to a loss of $2.4 million for the first half of 2001. The increase was primarily the result of higher net sales and improved gross margins contributed by the new businesses. The retail segment's loss from operations before interest and income taxes was $1.0 million in the first half of 2002 as compared to a loss of $1.1 million in the first half of 2001.

Interest Income, Net

Net interest income was $100 thousand for the first half of 2002 as compared to $267 thousand for the first half of 2001. The decrease was the result of lower average invested cash balances due to the acquisition of the Axis Assets and a lower interest rate in the first six months of 2002. This was partially offset by higher cash balances due to lower inventory levels and higher receivable collections.

Net Income/Loss

In the first half of 2002, the Company reported net income of $1.7 million, or $.17 per share, as compared to the net loss of $2.1 million, or $.21 per share in the first half of 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization charges were $4.4 million (4.0% of sales) for the first six months of 2002, compared to $0.2 million (0.2% of net sales) in the first half of 2001. The Company believes this information is helpful in understanding cash flow from operations that is available for potential acquisitions and capital expenditures. This measure is not contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or net cash flows from operations.

Liquidity and Capital Resources

On May 11, 1999, the Company entered into a syndicated revolving credit facility, (the "Credit Agreement"), as amended and restated on November 30, 2001, with The CIT Group/Commercial Services, Inc. ("CIT"). Effective May 11, 2002, the Company signed an amendment with CIT to extend the Credit Agreement for an additional three years.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with at least a $45 million letter of credit sub-facility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT a first priority lien on and security interest in substantially all of the assets of the Company.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings of the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) the Lenders may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to maintain certain financial covenants, including but not limited to, consolidated tangible net worth, capital expenditures, minimum pre-tax income, minimum interest coverage ratio and an annual provision to reduce cash borrowings to zero for 30 consecutive days. The Company was in compliance with all applicable covenants at June 29, 2002.

At June 29, 2002, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $37.8 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $9.7 million and cash of approximately $31.2 million available to fund its operations. At the end of the second quarter of 2001, there were no direct borrowings outstanding; letters of credit outstanding were $23.1 million, and the Company had unused availability of $21.5 million and cash of approximately $9.2 million available to fund its operations.
                                                      June 29,    June 30,
                                                          2002        2001

     Maximum Availability under Credit Agreement        $47.5        $44.6
     Borrowings under Credit Agreement                     --           --
     Outstanding Letters of Credit                       37.8         23.1
     Current Availability under Credit Agreement       $  9.7        $21.5
     Cash on Hand                                        31.2          9.2
     Available to fund operations                       $40.9        $30.7

The Company's cash provided by operating activities for the first six months of 2002 was $26.6 million, which primarily reflects (i) a decrease in net accounts receivable of $13.0 million, (ii) an increase in net inventories of $0.4 million, (iii) a decrease in prepaid and other assets of $1.6 million, (iv) an increase in accounts payable of $7.6 million, (v) an increase in accrued liabilities and reserve for business restructuring of $0.3 million, and (vi) net income from continuing operations of $1.7 million. In addition, non-cash charges for depreciation and amortization totaled $2.9 million.

Cash used by investing activities for the first six months of 2002 was $15.2 million, which reflects $13.2 million used to purchase certain assets of Axis Clothing Corporation, $1.5 million for capital expenditures and $0.5 million for store fixtures. During fiscal 2002, the Company plans to make capital expenditures of approximately $5.1 million and to spend $1.0 million for the installation of fixtures in department stores.

Working Capital

At June 29, 2002, working capital totaled $58.6 million as compared to $67.9 million at the end of the second quarter of 2001 and the current ratio was 3.2:1 as compared to 4.8:1 in the second quarter of 2001. The primary decrease in working capital was due to the purchase of the Axis assets. The components of working capital also changed significantly on June 29, 2002 as compared to June 29, 2001. Cash increased by $22.0 million and current liabilities increased by $8.3 million, which were offset by a decrease in inventory, and the purchase of the Axis Assets. The decrease in inventory is due to increased inventory turnover. Liabilities increased $8.3 million at the end of the second quarter of 2002 as compared to the second quarter of 2001 due to the timing of inventory purchases and receipts. Accounts receivable decreased by $4.2 million due to timing of sales within the quarter.

Factors that May Affect Future Results and Financial Condition.

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully design, source, import and market its products.

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

Trademarks Licensed to the Company. Approximately two-thirds of the Company's net sales are attributable to trademarked products sold under license by the Company. The principal trademarks licensed to the Company are PERRY ELLIS, PORTFOLIO BY PERRY ELLIS, OCEAN PACIFIC and JNCO. The licenses contain provisions related to, among other things, products which may be sold, territories where products may be sold, restrictions on sales to certain levels of distribution, minimum sales and royalty requirements, advertising and promotion requirements, sales reporting, design and product standards, renewal options, assignment and change of control provisions, defaults, cures and termination provisions. The change of control provisions and their potential effect vary with each licensing agreement (see Item 5. Other Events). Assuming the exercise of all renewal options by the Company, The Perry Ellis licenses will expire on December 31, 2015, the Ocean Pacific license will expire on December 31, 2008 and the JNCO license will expire on December 31, 2011. Should any of the Company's material licenses be terminated, outside the normal course of business, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

Strategic Initiatives. In the first quarter of 2002, the Company acquired certain assets and trademarks of Axis which designs, produces, and markets better men's sportswear. In the first quarter of 2001, the Company purchased certain assets and trademarks of Tricots St. Raphael, Inc. which designs, produces, and markets better men's sweaters and sportswear. The Company also entered into a licensee agreement in 2001 to develop the Ocean Pacific menswear label and the Company began shipping in January 2002. During 2002, the Company entered into a license agreement to develop the JNCO young men's sportswear label and shipping began in the second quarter of 2002. In 2001, the Company started a private brands division to focus on the development of additional channels of distribution for men's apparel products and in January 2002, the Company delivered its first shipments. As a result of these acquisitions and licenses, Salant has diversified its operations by expanding into alternate channels of distribution. Management of the Company is continuing to explore various strategic opportunities, including but not limited to, new licensing opportunities and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to expand its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

New Accounting Pronouncements. Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company did not recognize any impairment after completion of the transitional impairment test.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net income for the quarter and six months ended June 30, 2001 would have increased by $27 and $54 respectively due to the amounts adjusted for the exclusion of goodwill amortization.

In October 2001, the Financial Accounting Standards Board issued ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective for the first quarter in the fiscal year ending December 28, 2002. The adoption of this Statement did not have an impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No.145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 21, 2002.

b) At the Annual Meeting, the Company's stockholders elected the following two Class Three directors to serve until the Annual Meeting of Stockholders to be held in 2005: Rose Peabody Lynch (Number of shares for: 4,760,940, Number of shares withheld: 2,546,256) and Michael J. Setola (Number of shares for:
4,760,973, Number of shares withheld: 2,546,223). The remaining members of the Board of Directors and their respective terms of offices are as follows: Class One director, Talton R. Embry, whose term expires at the Annual Meeting to be held in 2003 and Class Two directors, G. Raymond Empson and Ben Evans, whose terms expire at the Annual Meeting to be held in 2004.

c) At the Annual Meeting, the Company's stockholders also voted upon and approved the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2002, 2003 and 2004 fiscal years (Number of shares for: 4,711,012, Number of shares against: 51,094, Number of shares abstained: 2,545,090, Number of broker non-votes: 0).


ITEM 5.  OTHER EVENTS

On May 16, 2002, the Company's Board of Directors declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, par value $1.00 per share (the "Shares"). Each Right, subject to certain exceptions, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $2.00 par value (the "Preferred Shares"), of the Company at a price of $15.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. Initially, the rights will attach to all certificates representing Common Stock and no separate Right certificates will be distributed; provided, however, upon the occurrence of certain events the Rights will separate from the Shares. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Investor Services LLC, a New Jersey limited liability company, as Rights Agent, dated as of May 17, 2002, which was previously filed with the SEC. A more detailed discussion of the Rights is set forth in the Company's Form 8-K referenced in Item 6 below.

On July 12, 2002 Magten Asset Management Corp. ("Magten"), a registered investment advisor, reported on a Form 4 (filed on July 12, 2002) and Amendment No. 4 to Schedule 13D that it had distributed in kind 2,091,347 Shares to investment advisory clients on June 30, 2002 (the Company believes 1,118,942 of such Shares were distributed to Hughes (as defined below)) and sold 1,530 Shares on June 20, 2002. As a result of the distribution and sale of such Shares and Magten's previously reported distribution of 2,545,042 shares on April 15, 2002, Magten has reported that its beneficial ownership of Shares has been reduced since April 15, 2002 from 5,984,850 representing approximately 60.4% of the outstanding shares at such time, to 1,346,930, representing approximately 15.3% of the outstanding Shares as of the date hereof based upon 8,782,198 shares reported outstanding as of July 31, 2002. Talton R. Embry, a managing director and the sole shareholder of Magten, is a director of the Company and also filed a Form 4 on July 12, 2002 reporting the Magten dispositions.

On July 15, 2002, the Company, pursuant to a Stock Purchase Agreement dated as of July 11, 2002, by and among the Company, Deutsche Bank Trust Company Americas, as Master Trustee of the Hughes Retirement Plans Trust ("Hughes"), and Hughes Investment Management Company, purchased one million one hundred eighteen thousand nine hundred forty-two (1,118,942) Shares, from Hughes, at a price of two and a half dollars ($2.50) per share, for an aggregate purchase price of $2,797,355. As a result of this transaction, the Company believes Hughes no longer owns any Shares. The Shares acquired from Hughes will be held as treasury stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the second quarter of 2002, the Company filed an 8-K on May 16, 2002 relating to the adoption of the Company's Shareholder Rights Plan.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date: August 9, 2002                                 /s/  Awadhesh K. Sinha

                                                     Awadhesh K. Sinha
                                                     Chief Operating Officer and
                                                     Chief Financial Officer