Form 10-Q
period 2002-09-28
SALANT CORP
filed 2002-11-12
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X

As of November 9, 2002, there were outstanding 8,782,198 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                      Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                3

Condensed Consolidated Statements of Operations                          3

Condensed Consolidated Statements of Comprehensive Income/(Loss)         4

Condensed Consolidated Balance Sheets                                    5

Condensed Consolidated Statements of Cash Flows                          6

Notes to Condensed Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                13

Item 4. Controls and Procedures                                         22

PART II.  OTHER INFORMATION

Item 5.  Other Events                                                   23

Item 6.  Exhibits and Reports on Form 8-K                               23

SIGNATURE                                                               24

CERTIFICATIONS                                                          25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                               Sept 28,         Sept 29,          Sept 28,         Sept 29,
                                                                   2002             2001              2002             2001

Net sales                                                      $ 63,811         $ 55,098          $173,734         $148,574
Cost of goods sold                                               45,055           42,240           124,628          113,559

Gross profit                                                     18,756           12,858            49,106           35,015

Selling, general and
 administrative expenses                                        (14,597)         (11,404)          (43,243)         (35,695)
Royalty income                                                      164               68               332              148
Amortization of intangibles                                        (130)            (157)             (689)            (470)
Other income/(expense)                                               10                2               214              (26)

Income/(loss) before interest and
 income taxes                                                     4,203            1,367             5,720           (1,028)

Interest income, net                                                 61               42               161              309

Income/(loss) before income taxes                                 4,264            1,409             5,881             (719)

Income tax benefit                                                   18               --                65               37

Net income/(loss)                                              $  4,282         $  1,409          $  5,946         $   (682)

Basic income/(loss)
 per share                                                     $    .48         $   0.14          $     .62         $  (0.07)

Weighted average common
 stock outstanding - Basic                                        8,967            9,901             9,590            9,901

Diluted income/(loss)
 per share                                                     $    .47         $   0.14          $     .62         $  (0.07)

Weighted average common
 stock outstanding - Diluted                                      9,038            9,901             9,658            9,901





            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                                                 Three Months Ended                  Nine Months Ended
                                                                Sept 28,         Sept 29,          Sept 28,          Sept 29,
                                                                   2002             2001              2002             2001


Net income/(loss)                                               $ 4,282         $  1,409          $  5,946         $   (682)

Other comprehensive income, net of tax:

 Foreign currency translation adjustments                             5                1                (2)               3

Comprehensive income/(loss)                                     $ 4,287         $  1,410          $  5,944         $   (679)



            See Notes to Condensed Consolidated Financial Statements.

                                        Salant Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Amounts in thousands)

                                                                   September 28,          December 29,          September 29,
                                                                        2002                  2001                   2001
                                                                    (Unaudited)            (*)                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                           $    11,021           $   19,820           $     2,409
 Accounts receivable, net                                                 32,847               28,544                34,549
 Inventories (Note 3)                                                     40,065               34,735                51,890
 Prepaid expenses and other current assets                                 2,025                3,658                 3,112

Total current assets                                                      85,958               86,757                91,960

Property, plant and equipment, net                                        11,736               12,179                12,666
Intangible assets (Notes 2 and 4)                                         22,846               11,217                11,359
Other assets                                                               7,501                7,579                 7,646

Total assets                                                          $  128,041           $  117,732            $  123,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $   17,300           $   10,576            $   13,048
 Accrued liabilities                                                       7,031                6,619                 6,642
 Net liabilities of discontinued
   operations (Note 7)                                                       477                  493                   749
 Reserve for business restructuring (Note 6)                                 561                  584                   830

Total current liabilities                                                 25,369               18,272                21,269

Deferred liabilities                                                       4,444                4,377                 5,668

Shareholders' equity:
Common stock (Note 1)                                                     10,000               10,000                10,000
Additional paid-in capital                                               206,040              206,040               206,040
Deficit                                                                 (109,949)            (115,893)             (114,699)
Accumulated other comprehensive loss (Note 5)                             (4,868)              (4,866)               (4,449)
Less - treasury stock, at cost (Note 9)                                   (2,995)                (198)                 (198)

Total shareholders' equity                                                98,228               95,083                96,694

Total liabilities and shareholders' equity                            $  128,041           $  117,732            $  123,631




(*) Derived from the audited financial statements.




            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                      Sept 28,              Sept 29,
                                                                                       2002    2001
Cash Flows from Operating Activities:
Net income/(loss)                                                                    $  5,946               $  (682)
Adjustments to reconcile income/(loss) from continuing
 operations to net cash provided/(used) by operating
 activities:
   Depreciation                                                                         3,591                 3,349
   Amortization                                                                           689                   470
Change in operating assets and liabilities
   (net of business acquired):
   Accounts receivable                                                                 (4,303)              (17,961)
   Inventories                                                                         (4,769)               (4,660)
   Prepaid expenses and other assets                                                    1,821                    57
   Accounts payable                                                                     6,724                (1,750)
   Accrued and other liabilities                                                          493                (4,529)
   Reserve for business restructuring                                                     (23)                 (240)

Net cash provided/(used) by continuing operating activities                            10,169               (25,946)
Cash (used)/provided by discontinued operations                                           (16)                    5

Net cash provided/(used) by operating activities                                       10,153               (25,941)

Cash Flows from Investing Activities:
Capital expenditures                                                                   (2,032)               (1,893)
Store fixture expenditures                                                               (951)                 (404)
Acquisition of a business                                                             (13,169)                   --
Asset purchase                                                                             --                (4,039)

Net cash used by investing activities                                                 (16,152)               (6,336)

Cash Flows from Financing Activities:
Purchase of treasury stock                                                             (2,797)                   --
Other, net                                                                                 (3)                    3

Net cash (used)/provided by financing activities                                       (2,800)                    3

Net decrease in cash and cash equivalents                                              (8,799)              (32,274)

Cash and cash equivalents - beginning of year                                          19,820                34,683

Cash and cash equivalents - end of quarter                                           $ 11,021              $  2,409

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                          $     52              $     20
   Income taxes                                                                      $     16              $     64

Guaranteed future purchase price payment                                             $     --              $    250

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

The Company's principal business is the designing, sourcing, importing and marketing of men's apparel and accessories. The Company sells its products to better department stores, department stores, mid-tier stores, specialty stores and off-price retailers, as well as through its own retail outlet stores.

The results of the Company's operations for the nine months ended September 28, 2002 and September 29, 2001 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Certain reclassifications were made to the prior period financial statements to conform to the 2002 presentation. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 29, 2001.

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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net income/(loss) for the quarter and nine months ended September 29, 2001 would have improved by $27 and $81, respectively, had amortization of goodwill been discontinued at the beginning of fiscal 2001.

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and was effective for the first quarter in the fiscal year ending December 28, 2002. The adoption of this Statement did not have an impact on the consolidated financial statements.

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

Note 2.  Acquisition of a Business

On January 4, 2002, Salant, through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis Clothing Corporation ("Axis"), certain of its assets pursuant to an Asset Purchase Agreement dated October 15, 2001 between SHC, Axis and Richard Solomon ("Solomon"), an individual. The assets acquired from Axis consisted of, among other things, trademarks, inventory, contract rights, fixed assets and certain office equipment primarily located in California (collectively, the "Axis Assets"). As a result of the acquisition, Salant further diversified its channels of distribution beyond traditional department stores. The results of Axis' operations are included in the statement of operations from the acquisition date.

The Company did not assume any accounts payable, accrued liabilities or debt, however it did assume several leases and contracts. In conjunction with the Asset Purchase Agreement, a three-year employment contract was signed between Solomon and SHC, along with SHC signing an agreement to lease office space (at current market rates) from Solomon. The Company has obtained third-party valuations of certain intangible assets. Of the total intangibles acquired, $9,700 has been allocated to trademarks and $2,318 has been allocated to goodwill. Neither the trademarks nor goodwill will be subject to amortization, but will be tested for impairment on a periodic basis. The remaining $300 of miscellaneous intangibles have been amortized over the first six months of 2002. The following table summarizes the fair values of the assets acquired at the date of acquisition:

         Current assets                                      $   751
         Property, plant, and equipment                          100
         Intangible assets                                       300
         Trademarks                                            9,700
         Goodwill                                              2,318
           Total assets acquired                             $13,169

The aggregate purchase price for the Axis Assets was approximately $12,433, plus direct acquisition costs of $736. Of the total purchase price, $10,633 was paid at closing and $1,800 has been placed in escrow and is payable in equal payments over the next 2 years. The purchase price was based upon arms-length negotiations considering (i) the value of the Axis brand, (ii) the quality of the Axis Assets and (iii) the estimated cash flow from the Axis Assets. The principal source of funds for the acquisition of the Axis Assets was from working capital.

The following unaudited consolidated pro forma results of operations of the Company for the three months and nine months ended September 29, 2001 give effect to the acquisition as if it occurred on January 2, 2001:

                                            Three months         Nine Months
                                                   Ended               Ended
                                                Sept 29,           Sept  29,
                                                    2001                2001
                                             (Unaudited)         (Unaudited)

       Net Sales                                 $62,060            $174,406
       Net Income                                $ 1,949            $  1,985
       Basic and Diluted Income per Share        $  0.20            $   0.20

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

Note 3. Inventories
                               September 28,     December 29,     September 29,
                                        2002             2001              2001

Finished goods                     $  29,382         $ 23,188          $ 42,859
Work-in-Process                        8,847            9,310             7,086
Raw materials and supplies             3,943            4,047             5,000

Total inventories                     42,172           36,545            54,945
Inventory markdown reserves           (2,107)          (1,810)           (3,055)
Net inventories                    $  40,065         $ 34,735          $ 51,890

Note 4. Intangible Assets

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. During the first nine months of 2002, the Company recorded amortization expense for identified intangible assets with finite lives of $689 and estimated amortization expense for fiscal years 2003 through 2007 will be approximately $650 per year. The intangible assets (unamortized and amortized) are associated with the wholesale segment of the Company and are as follows:

                                              September 28, 2002                      December 29, 2001

                                       Carrying      Accumulated               Carrying     Accumulated
                                        Amount      Amortization    Net         Amount     Amortization    Net
Amortizable Intangible Assets
     Licenses                           $11,161       $(5,342)    $ 5,819        $11,161    $(5,039)   $  6,122
     Trademarks                           4,600        (1,658)      2,942          4,600     (1,572)      3,028
     Other                                  300          (300)         --             --          --         --
Total                                   $16,061       $(7,300)    $ 8,761        $15,761    $(6,611)    $ 9,150

Unamortizable Intangible Assets
     Goodwill                          $  2,318  $        --     $  2,318    $        --$        -- $        --
     Trademarks                          11,875          (108)     11,767          2,175       (108)      2,067
Total                                   $14,193      $   (108)    $14,085       $  2,175  $    (108)   $  2,067

Total Intangible Assets                 $30,254       $(7,408)    $22,846        $17,936    $(6,719)    $11,217


Note 5.  Accumulated Other Comprehensive Income/(Loss)

                                    Foreign      Minimum        Accumulated
                                   Currency      Pension           Other
                                  Translation   Liability      Comprehensive
                                  Adjustment    Adjustment     Income/(Loss)
2002
  Beginning of year balance        $    (113)    $ (4,753)       $ (4,866)
  Nine months ended
    September 28, 2002 change             (2)          --              (2)
  End of quarter balance            $   (115)    $ (4,753)       $ (4,868)

2001
  Beginning of year balance        $    (118)   $  (4,334)       $ (4,452)
  Nine months ended
    September 29, 2001 change              3           --               3
  End of quarter balance           $    (115)    $ (4,334)       $ (4,449)

Note 6.  Restructuring Reserve

In the first nine months of 2002, the Company used $23 of the restructuring reserve primarily for employee costs necessary to complete the shut-down of Mexican operations. As of September 28, 2002, the reserve balance was $561, which relates to the shutdown of the operations in Mexico, consisted of $475 which was reserved for severance and other employee costs and $86 which was reserved for various other restructuring costs.

Note 7. Discontinued Operations

In the first nine months of 2002, the net liabilities of discontinued operations decreased by $16, due to the reduction of the reserve for miscellaneous legal fees. As of September 28, 2002, the net liabilities of discontinued operations consist of $446 of reserve for discontinued operations and $31 of miscellaneous liabilities. The reserve for discontinued operations consists of $390 for severance and other employee costs, and $56 of other restructuring costs.

Note 8.  Segment Reporting

The Company operates in two business segments, wholesale and retail. The wholesale apparel segment consists of businesses that design, source, import and market men's apparel and accessories under various trademarks owned or licensed by the Company, or by its customers. The retail segment consists of a chain of retail outlet stores, through which it sells products made under the Perry Ellis trademarks by the Company and other Perry Ellis licensees. As of September 28, 2002, the Company operated 39 Perry Ellis retail outlet stores.

The Company's total assets as of September 28, 2002, September 29, 2001 and December 29, 2001 and the results of operations for the nine months, and the quarters ending September 28, 2002 and September 29, 2001, by segment, were as follows:

                                                      Three Months Ended                   Nine Months Ended
                                             September 28,  September 29,       September 28, September 29,
                                                      2002           2001                2002           2001
       Net Sales
       Wholesale                                 $  57,419      $  48,713           $ 155,221      $ 131,666
       Retail                                        6,392          6,385              18,513         16,908
                                                 $  63,811       $ 55,098           $ 173,734      $ 148,574

       Gross Profit
       Wholesale                                 $  15,917     $    9,877           $  40,904      $  27,391
       Retail                                        2,839          2,981               8,202          7,624
                                                 $  18,756      $  12,858           $  49,106      $  35,015

       Income/(loss) before Interest
       and Income Taxes
       Wholesale                                 $   4,787      $   1,429          $    7,340   $         89
       Retail                                         (584)           (62)             (1,620)        (1,117)
                                                 $   4,203      $   1,367          $    5,720     $   (1,028)


                                                            September 28,     December 29,     September 29,
                                                                     2002             2001              2001
       Total Assets
       Wholesale                                                $ 119,484        $ 108,547         $ 112,362
       Retail                                                       8,557            9,185            11,269
                                                                $ 128,041        $ 117,732          $123,631



Note 9. Purchase of Treasury Stock

On July 15, 2002, the Company purchased 1,118,942 shares of its common stock, par value $1.00 per share, at a price of two and a half dollars ($2.50) per share, for an aggregate purchase price of $2,797. The shares are being held as treasury stock of the Company.

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

The Company's licensed product offerings under the PERRY ELLIS trademarks continue to be the core of the Company's business. Perry Ellis products compete in the highly competitive department store arena of retail. The Company also entered into a licensee agreement in 2001 for the Ocean Pacific men's sportswear label and the Company made its first shipment in January 2002. During 2002, the Company entered into a license agreement for the JNCO young men's sportswear label and shipping began in the second quarter of 2002. The JNCO license also provides the Company with the rights to several other product categories associated with the JNCO label.

In 2001, the Company started a Private Brands division to focus on the development of additional channels of distribution by producing men's apparel products for customer owned brands and in January 2002, the Company made its first shipments.

Third Quarter of 2002 Compared with Third Quarter of 2001

Net Sales

Net sales increased by $8.7 million, or 15.8%, in the third quarter of 2002, as compared to the third quarter of 2001. This increase was the result of net sales generated by newly acquired and licensed wholesale businesses. Net sales for the wholesale segment increased by $8.7 million, or 17.9%, in the third quarter of 2002, as compared to the third quarter of 2001. Perry Ellis net sales decreased by $8.8 million in the third quarter of 2002, primarily due to a reduction of off-price and prior season inventory dispositions. Other brands and labels accounted for an increase of $17.5 million for the third quarter of 2002. Net sales for the Perry Ellis retail outlet stores ("retail segment") remained constant in the third quarter of 2002, as compared to the third quarter of 2001.

Gross Profit

The gross profit percentage in the third quarter of 2002 increased to 29.4% from 23.3% in the third quarter of 2001. Total wholesale gross profit increased by $6.0 million from the third quarter of 2001, and the gross profit percentage for the wholesale segment increased to 27.7% in the third quarter of 2002 from 20.3% in the third quarter of 2001. The increase was primarily the result of lower sales deductions from customers and a decrease in the disposition of prior season inventory. Total gross profit for the retail segment decreased by $0.2 million in the third quarter of 2002, from the third quarter of 2001. The retail segment's gross profit percentage decreased to 44.4% for the third quarter of 2002, as compared to the third quarter of 2001 of 46.7%. The decrease in the gross profit percentage was due to the overall softness in the retail outlet sector.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the third quarter of 2002 increased to $14.6 million (22.9% of sales) from $11.4 million (20.7% of sales) in the third quarter of 2001. The increase in total SG&A was the result of additional expenses related to newly acquired and licensed businesses. The increase in the SG&A as a percentage of net sales was due to increased start up costs related to the newly acquired, licensed and developed businesses.

Income/Loss Before Interest and Income Taxes

Income before interest and income taxes was $4.2 million for the third quarter of 2002 as compared to income of $1.4 million for the third quarter of 2001. The increase was primarily the result of higher net sales and improved gross margins as discussed above, partially offset by increased SG&A. The retail segment's loss from operations before interest and income taxes was $0.6 million in the third quarter of 2002 as compared to a loss of $0.1 million in the third quarter of 2001.

Interest Income, Net

Net interest income was $61 thousand for the third quarter of 2002 as compared to $42 thousand for the third quarter of 2001. The increase was the result of higher invested cash balances during the quarter due to lower inventory levels and higher receivable collections, partially offset by lower interest rates.

Net Income

In the third quarter of 2002, the Company reported net income of $4.3 million, or $0.48 per share, as compared to income of $1.4 million, or $0.14 per share in the third quarter of 2001, an increase of $0.34 per share.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

Earnings before interest, taxes, depreciation and amortization charges were $5.6 million (8.8% of net sales) for the third quarter of 2002, compared to $2.6 million (4.8% of net sales) in the third quarter of 2001. The Company believes this information is helpful in understanding cash flow from operations that is available for potential acquisitions and capital expenditures. This measure is not contained in Accounting Principles Generally Accepted in the United States of America and is not a substitute for operating income, net income or net cash flows from operations.

Year to Date 2002 Compared with Year to Date 2001

Net Sales

Net sales increased by $25.2 million, or 16.9%, in the first nine months of 2002, as compared to the first nine months of 2001. This increase was the result of net sales generated by newly acquired and licensed wholesale businesses. Net sales for the wholesale segment increased by $23.6 million, or 17.9%, in the first nine months of 2002, as compared to the first nine months of 2001. Perry Ellis net sales decreased by $21.2 million in the first nine months of 2002, primarily due to the reduction of off-price and prior season inventory dispositions. Other brands and labels accounted for an increase of $44.8 million for the first nine months of 2002. Net sales for the retail segment increased $1.6 million, or 9.5%, in the first nine months of 2002, as compared to the first nine months of 2001. The primary reason for this increase was the opening of new Perry Ellis retail stores between September 29, 2001 and September 28, 2002.

Gross Profit

The gross profit percentage in the first nine months of 2002 increased to 28.3% from 23.6% in the first nine months of 2001. Total wholesale gross profit increased $13.5 million from the first nine months of 2001, and the gross profit percentage for the wholesale segment increased to 26.4% in the first nine months of 2002 from 20.8% in the first nine months of 2001. The increase was primarily the result of lower sales deductions and a decrease in prior-season inventory dispositions. Total gross profit for the retail segment increased, due to an increase in the number of stores, by $0.6 million in the first nine months of 2002, from the first nine months of 2001. The retail segment gross profit percentage decreased to 44.3% for the first nine months of 2002, as compared to the first nine months of 2001 at 45.1%. The decrease in the gross profit percentage was due to the overall softness in the retail outlet sector.

Selling, General and Administrative Expenses

SG&A expenses in the first nine months of 2002 increased to $43.2 million (24.9% of sales) from $35.7 million (24.0% of sales) as compared to the first nine months of 2001. The increase in total SG&A was primarily the result of additional expenses related to the new businesses and an increase in the number of retail outlet stores.

Income/Loss Before Interest and Income Taxes

Income before interest and income taxes was $5.7 million for the first nine months of 2002 as compared to a loss of $1.0 million for the first nine months of 2001. The increase was primarily the result of higher net sales and improved gross margins as discussed above. The retail segment's loss from operations before interest and income taxes was $1.6 million in the first nine months of 2002 as compared to a loss of $1.1 million in the first nine months of 2001.

Interest Income, Net

Net interest income was $161 thousand for the first nine months of 2002 as compared to $309 thousand for the first nine months of 2001. The decrease was the result of lower average invested cash balances due to the acquisition of the Axis assets and a lower interest rate in the first nine months of 2002.

Net Income/Loss

In the first nine months of 2002, the Company reported net income of $5.9 million, or $0.62 per share, an increase of $0.69 per share, as compared to the net loss of $0.7 million, or $0.07 per share in the first nine months of 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

Earnings before interest, taxes, depreciation and amortization charges were $10.0 million (5.8% of net sales) for the first nine months of 2002, compared to $2.8 million (1.9% of net sales) in the first nine months of 2001. The Company believes this information is helpful in understanding cash flow from operations that is available for potential acquisitions and capital expenditures. This measure is not contained in Accounting Principles Generally Accepted in the United States of America and is not a substitute for operating income, net income or net cash flows from operations.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings at the Prime Rate or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) CIT may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to comply with certain financial covenants, including but not limited to, consolidated tangible net worth, capital expenditures, minimum pre-tax income, minimum interest coverage ratio and an annual provision to reduce cash borrowings to zero for 30 consecutive days. The Company was in compliance with all applicable covenants at September 28, 2002. At September 28, 2002, there were no direct borrowings outstanding; letters of credit outstanding under the Credit Agreement were $35.3 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $32.5 million and cash of approximately $11.0 million available to fund its operations. At the end of the first nine months of 2001, there were no direct borrowings outstanding; letters of credit outstanding were $23.1 million, and the Company had unused availability of $37.9 million and cash of approximately $2.4 million available to fund its operations.
                                                 Sept 28,       Sept 29,
                                                    2002           2001

 Maximum Availability under Credit Agreement       $67.8          $61.0
 Borrowings under Credit Agreement                    --             --
 Outstanding Letters of Credit                      35.3           23.1
 Current Availability under Credit Agreement        32.5           37.9
 Cash on Hand                                       11.0            2.4
 Available to fund operations                      $43.5          $40.3

The Company's cash provided by operating activities for the first nine months of 2002 was $10.2 million, which primarily reflects (i) an increase in accounts payable of $6.7 million, (ii) net income from continuing operations of $5.9 million, (iii) a decrease in prepaid and other assets of $1.8 million, (iv) an increase in accrued liabilities and reserve for business restructuring of $0.5 million, (v) an increase in net inventories of $4.7 million, and (vi) an increase in net accounts receivable of $4.3 million. In addition, non-cash charges for depreciation and amortization totaled $4.3 million.

Cash used by investing activities for the first nine months of 2002 was $16.2 million, which reflects $13.2 million used to purchase certain assets of Axis, $2.0 million for capital expenditures and $1.0 million for department store fixtures. During fiscal 2002, the Company plans to make capital expenditures of approximately $4.6 million and to spend $1.0 million for the installation of fixtures in department stores.

Cash used by financing activities for the first nine months of 2002 included $2.8 million for the purchase of shares of the Company's common stock which is being held as treasury stock.

Working Capital

At September 28, 2002, working capital totaled $60.6 million as compared to $70.7 million at the end of the third quarter of 2001 and the current ratio was 3.4:1 as compared to 4.3:1 in the third quarter of 2001. The components of working capital changed significantly as of September 28, 2002 as compared to September 29, 2001. Cash increased by $8.6 million and current liabilities increased by $4.1 million, which were offset by a decrease in inventory, the purchase of the Axis assets and the purchase of shares of the Company's common stock. The decrease in inventory was due to increased inventory turnover, which improved from 2.9 to 4.5. Current liabilities increased $4.1 million at the end of the third quarter of 2002 as compared to the third quarter of 2001 due to the timing of inventory purchases and receipts. Accounts receivable decreased by $1.7 million due to the timing of sales within the quarter.

Critical Accounting Policies and Estimates

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

Current Items. The work stoppage at U.S. ports on the West Coast for 10 days in October 2002, caused delays in the delivery of a portion of the Company's finished goods and raw material inventory. The Company is in the process of obtaining extensions from customers and has made alternate arrangements to minimize the impact of the work stoppage. The Company is also experiencing a quota embargo on certain products produced in India. This will delay the receipt of certain goods until the quota category is reopened in January 2003. The Company is making arrangements to minimize the impact of the quota embargo on current operations. Management does not believe these events, based on the information currently available, will have a material impact on the Company's operations and financial results.

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

Trademarks Licensed to the Company. Approximately two-thirds of the Company's net sales are attributable to trademarked products licensed by the Company. The principal trademarks licensed by the Company are PERRY ELLIS, PORTFOLIO BY PERRY ELLIS, OCEAN PACIFIC and JNCO. The licenses contain provisions related to, among other things, products which may be sold, territories where products may be sold, restrictions on sales to certain levels of distribution, minimum sales and royalty requirements, advertising and promotion requirements, sales reporting, design and product standards, renewal options, assignment and change of control provisions, defaults, cures and termination provisions. The change of control provisions and their potential effects vary with each licensing agreement. Assuming the exercise of all renewal options by the Company, The Perry Ellis licenses will expire on December 31, 2015, the Ocean Pacific license will expire on December 31, 2008 and the JNCO license will expire on December 31, 2011. Should any of the Company's material licenses be terminated, outside the normal course of business, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

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

Dependence on Contract Manufacturing. The Company produces substantially all of its products through arrangements with independent contract manufacturers. The use of such contractors and the resulting lack of direct control could subject the Company to difficulty in obtaining timely delivery of products of acceptable quality. In addition, as is customary in the industry, the Company does not have any long-term contracts with its fabric suppliers or product manufacturers. While the Company is not dependent on one particular product manufacturer or raw material supplier, the loss of several such product manufacturers and/or raw material suppliers in a given season could have a material adverse effect on the Company's performance.

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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net income for the quarter and nine months ended September 29, 2001 would have increased by $27 and $81 respectively due to the amounts adjusted for the exclusion of goodwill amortization.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

Item 5.  Other Events

On August 9, 2002, Magten Asset Management Corp. ("Magten"), a registered investment advisor, reported on a Form 4 and Amendment No. 5 to Schedule 13D that it had distributed in kind 1,118,942 shares of common stock to investment advisory clients on July 19, 2002. Talton R. Embry, a managing director and sole shareholder of Magten, also filed a Form 4 as a director of the Company on August 9, 2002, reporting the Magten disposition of 1,118,942 shares of common stock. In addition, on September 9, 2002 Mr. Embry filed a Form 4 which reported that on August 5, 2002 Magten distributed in kind 8,694 shares of common stock to investment advisory clients. As a result of the distribution of such shares and Magten's previously reported distributions of 4,637,920 shares in 2002, Magten's beneficial ownership of shares has been reduced since April 15, 2002 from 5,984,850 shares (representing approximately 60.4% of the outstanding shares at such time) to 219,294 shares (representing approximately 2.5% of the outstanding shares as of the date hereof). Effective November 6, 2002, Mr. Embry resigned from the Company's Board of Directors.

On October 31, 2002, the Company retained the services of an investment banking firm to provide financial advisory services to the Company and to assess the Company's strategic alternatives.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

During the third quarter of 2002, the Company filed an 8-K dated July 15, 2002 filing under Items 5 and 7 information relating to the Company's purchase of 1,118,942 shares of its common stock. In addition, the Company filed an 8-K dated August 9, 2002 furnishing under Items 7 and 9 the transmittal letter and certificates by the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SALANT CORPORATION



Date: November 12, 2002                             /s/  Awadhesh K. Sinha

                                                    Awadhesh K. Sinha
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

CERTIFICATION

I, Michael J. Setola, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Salant Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                   /s/ Michael J. Seola
                                                       Michael J. Setola
                                                       Chief Executive Officer


CERTIFICATION

I, Awadhesh K. Sinha, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Salant Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                    /s/ Awadhesh K. Sinha
                                                        Awadhesh K. Sinha
                                                        Chief Financial Officer