Form 10-K
period 2002-12-28
SALANT CORP
filed 2003-03-13
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 2002

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
     (State or Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)             Identification No)

              1114 Avenue of the Americas, New York, New York 10036
                    (Address of Principal Executive Offices)

                            Telephone: (212) 221-7500
               (Registrants Telephone Number, Including Area Code)


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

    X Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X  No __

         As of March 6, 2003, there were outstanding 8,782,198 shares of the Common Stock of the registrant. Based on the closing price of the Common Stock on June 28, 2002, the last business day of the registrants most recently computed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant on such date was $5,785,214. For purposes of this computation, shares held by affiliates and by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.



                                TABLE OF CONTENTS


                                                                                                                     Page

PART I
     Item 1.      Business                                                                                             3
     Item 2.      Properties                                                                                           6
     Item 3.      Legal Proceedings                                                                                    6
     Item 4.      Submission of Matters to a Vote of Security Holders                                                  6

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                                7
     Item 6.      Selected Financial Data                                                                              8
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations               10
     Item7A.      Quantitative and Qualitative Disclosures about Market Risk                                          23
     Item 8.      Financial Statements and Supplementary Data                                                         24
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                                                 49

PART III

     Item 10.     Directors and Executive Officers of the Registrant                                                  49
     Item 11.     Executive Compensation                                                                              51
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and
                  Related                             Stockholder Matters                                             68
     Item 13.     Certain Relationships and Related Transactions                                                      70
     Item 14.     Controls and Procedures                                                                             70

PART IV

     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     71

SIGNATURES        81

CERTIFICATIONS    82

                                     PART I

ITEM 1.  BUSINESS

Introduction. Salant Corporation ("Salant" or the "Company"), which was incorporated in Delaware in 1987, is the successor to a business founded in 1893 and incorporated in New York in 1919. The Company designs, produces, imports and markets to retailers throughout the United States brand name and private label menswear apparel products. The Company currently sells its products to department stores, specialty stores, major discounters and national chains throughout the United States. As an adjunct to its apparel operations, the Company currently operates 38 retail outlet stores in various parts of the United States. The markets in which the Company operates are highly competitive. The Company competes primarily on the basis of brand recognition, quality, fashion, price, customer service and merchandising expertise. The Company operates in the following business segments: (i) men's apparel wholesale and
(ii) retail outlet operations. These segments are more fully described below. As used herein, the "Company" includes Salant and its subsidiaries.

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

Men's Apparel - Wholesale. In fiscal 2002, the Company's wholesale business was primarily comprised of Perry Ellis and Axis products. The Company markets men's accessories, dress shirts, slacks and sportswear under the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks and sportswear under the AXIS, A(X)IST and AXIS LA trademarks. The Company also markets sportswear under the TRICOTS ST. RAPHAEL, JNCO and OCEAN PACIFIC trademarks, as well as, private label sportswear and accessories.

Retail Outlet Operations. The Company's retail outlet stores business consists of a chain of outlet stores (the "Stores Division"), through which it sells products manufactured by the Company and other Perry Ellis licensed manufacturers. At the end of fiscal 2002, the Company operated 40 Perry Ellis outlet stores.

Significant Customers. Approximately 16%, 12% and 17% of the Company's sales were made to The May Department Stores Company in 2002, 2001 and 2000, respectively. Approximately 14%, 15% and 19% of the Company's sales were made to Federated Department Stores, Inc. in 2002, 2001 and 2000, respectively. In addition, approximately 12%, 18% and 18% of the Company's sales were made to Dillard's Inc. in 2002, 2001 and 2000, respectively. Also in 2002, approximately 10% of the Company's sales were made to J.C. Penney Company, Inc. ("J.C. Penney") In 2001 and 2000, approximately 12% and 13% of the Company's sales were made to The TJX Companies, Inc., respectively.

Trademarks. Approximately 65.2% of the Company's net sales for 2002 were attributable to products sold under the licensed Perry Ellis trademarks, primarily PERRY ELLIS and PORTFOLIO BY PERRY ELLIS (the "Perry Ellis Trademarks"); these products are sold primarily through leading department and specialty stores. The balance is attributable to products sold under retailers' private labels and other owned or licensed trademarks.

In January 2001, the Company purchased certain assets of Tricots St. Raphael, Inc. ("Tricots"). Tricots is a better menswear brand distributed primarily through better department and men's specialty stores in the U.S. and Canada.

In January 2002, the Company purchased the assets and trademarks of Axis Clothing Corporation ("Axis"). Axis designs, produces and markets men's designer sportswear for various channels of distribution, including better department and specialty stores.

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

During 2002, the Company entered into a license agreement to develop the JNCO young men's sportswear label and shipping began in the second quarter of 2002. In 2001, the Company entered into a license agreement with Ocean Pacific Apparel Corporation ("OP") to design, produce and distribute men's sportswear, including big and tall lines, throughout the United States. In connection with the OP license agreement, the Company signed an agreement providing for J.C. Penney to be the exclusive retailer of OP regular priced products through fiscal 2003.

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

During 2002, approximately 1.1% of the units produced by the Company were manufactured in the United States, with the balance manufactured in foreign countries. The units produced by the Company were attributable to unaffiliated contract manufacturers. In 2002, approximately 21.9% of the Company's foreign production was manufactured in Hong Kong, approximately 19.3% was manufactured in Guatemala and approximately 10.7% was manufactured in China, with the balance produced in various other foreign countries.

The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. dollar), quotas and, in certain parts of the world, political instability. Although the Company's operations have not been materially adversely affected by any of such factors to date, any substantial disruption of its relationships with its foreign suppliers could adversely affect its operations. Most of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amounts of certain categories of merchandise that may be imported into the United States. Any material increase in import duty levels, material decrease in quota levels or material decrease in quota allocations could adversely affect the Company's operations.

Raw Materials. The raw materials used in the Company's operations consist principally of finished fabrics made from natural, synthetic and blended fibers. These fabrics and other materials, such as leathers used in the manufacture of various accessories, are purchased from a variety of sources both within and outside the United States. The Company believes that adequate sources of supply at acceptable price levels are available for all such materials. Substantially all of the Company's foreign purchases are denominated in U.S. currency. During fiscal 2002, two suppliers each accounted for more than 10% of the Company's raw material purchases.

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line manufacturers/wholesalers (such as the Company) and a larger number of specialty manufacturers/wholesalers. The Company faces substantial competition in its markets from companies in both categories. Many of the Company's competitors have greater financial resources than the Company. The Company seeks to maintain its competitive position in the markets for its branded products on the basis of the strong brand recognition associated with those products and, with respect to all of its products, on the basis of styling, quality, fashion, price and customer service.

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

Employees. As of the end of 2002, the Company employed 712 persons, of whom 208 were engaged in distribution operations and the remainder were employed in executive, marketing and sales, product design, general and administrative, purchasing activities and in the operation of the Company's retail outlet stores. The Company believes that its relations with its employees are satisfactory. Employees at the Company's Winnsboro, South Carolina distribution facility are covered by a collective bargaining agreement.

Subsequent Events. On February 3, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with PEI and Connor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of PEI. PEI is the licensor of the Perry Ellis Trademarks to the Company.

Under the terms of the Merger Agreement, PEI will acquire the Company in a stock/cash transaction with a total merger consideration of approximately $91,000,000, comprised of approximately $52,000,000 in cash and approximately $39,000,000 worth of newly issued shares of PEI common stock (the "Merger"). Each holder of outstanding common stock of the Company will receive approximately $9.3691 per share comprised of at least $5.3538 per share of cash and up to $4.0153 per share of PEI common stock. The Merger Agreement provides that the maximum number of shares of PEI common stock to be issued in the Merger is limited to 3,250,000, in which case the remaining merger consideration will be paid in cash. The exact fraction of a share of PEI common stock that the Company stockholders will receive for each of their shares will be determined based on the Nasdaq average closing sale price of the PEI common stock for the 20-consecutive trading day period ending three trading days prior to the closing date. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of PEI.

The Merger has been approved by all of the members of the Board of Directors of the Company. The Merger requires that a majority of the stockholders of the Company approve the Merger and that a majority of the stockholders of PEI approve the issuance of up to 3,250,000 shares of PEI's common stock in connection with the Merger Agreement, and is subject to SEC approval, Hart-Scott-Rodino regulatory review, the absence of material adverse changes, and certain other customary closing conditions. Stone Ridge Partners LLC is serving as financial advisor to the Company and has delivered a fairness opinion to the Company's board of directors. In addition, George Feldenkreis, PEI's Chairman and CEO, and Oscar Feldenkreis, PEI's President and COO, have each agreed to vote the PEI shares they control in favor of the issuance of the PEI common stock in the transaction. Pursuant to the Merger Agreement, PEI also agreed to file and maintain in effect a registration statement for the Company's affiliates to enable them to resell shares of PEI common stock they receive in the Merger without legal restriction. The Company has amended the Rights Agreement dated May 17, 2002, between the Company and Mellon Investor Services LLC to provide that the Merger will not trigger any rights or events thereunder. It is anticipated that the Merger will be consummated in June 2003.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1114 Avenue of the Americas, New York, New York 10036. During 1999 and 2000, the Company sold or closed all manufacturing and distribution facilities, except for the owned distribution facility in South Carolina which has 360,000 square feet of space devoted to distribution. The Company also has a short-term lease for an additional 26,000 square feet of distribution space. The Company leases approximately 136,000 square feet of combined office, design and showroom space. As of the end of fiscal 2002, the Company's Stores Division operated 40 retail outlet stores, comprising approximately 104,000 square feet of selling space, all of which are leased. Except as noted above, substantially all of the owned and leased property of the Company is used in connection with its men's apparel business, retail outlet stores or general corporate administrative functions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matter was submitted to a vote of security holders of Salant by means of the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Salant's common stock is currently traded on the Over-the-Counter Bulletin Board under the trading symbol SLNT.OB.

The high and low sale prices per share of common stock for each quarter of 2002 and 2001 are set forth below. The Company's financing agreement requires the satisfaction of certain net worth tests and other financial benchmarks prior to having the right to pay any cash dividends. The Company did not declare or pay any dividends during such years.

        High and Low Sale Prices Per Share of Salant's Common Stock

        Quarter                       High                      Low

        2002
        Fourth                        $4.990                    $2.140
        Third                          2.800                     2.150
        Second                         3.100                     2.650
        First                          2.700                     1.750

        2001
        Fourth                        $2.050                    $1.640
        Third                          2.590                     1.600
        Second                         4.000                     2.650
        First                          3.250                     2.625

On March 6, 2003 there were 282 holders of record of shares of common stock, and the closing market price was $8.90.

All of the outstanding voting securities of the Company's subsidiaries are owned beneficially and of record by the Company, except for shares of certain foreign subsidiaries of the Company owned of record by others to satisfy local laws.

ITEM 6.  SELECTED FINANCIAL DATA
(Amounts in thousands except share, per share and ratio data)

The following selected consolidated financial data as of December 28, 2002 and December 29, 2001 and for each of the fiscal years in the three year period ended December 28, 2002 have been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, whose report thereon appears under Item 8, "Financial Statements and Supplementary Data". The selected consolidated balance sheet data for fiscal years 1998 through 2000 and statement of operations data for fiscal years 1998 and 1999 have been derived from the Company's audited consolidated financial statements, which are not included herein. Such consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, including the related notes thereto, included elsewhere herein.

                                                        Dec 28,      Dec. 29,     Dec. 30,     Jan. 01,     Jan. 02,
                                                           2002          2001         2000         2000         1999

                                                     (52 Weeks)    (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)

For The Year Ended:
  Continuing Operations:
    Net sales                                          $251,903      $207,773     $208,303     $248,730     $300,586

    Restructuring reversal/(costs) (a)                        -           100          629      (4,039)     (24,825)

    Income/(loss) from continuing operations before
     discontinued operations and extraordinary gain      19,522       (2,149)       12,711      (2,148)     (56,775)

    Discontinued Operations:
      Income/(loss) from operations, net of income taxes     31           273          569      (1,955)     (10,163)
      Loss on disposal, net of income taxes                   -             -            -            -      (5,724)

    Extraordinary gain (b)                                    -             -            -       24,703            -

    Net income/(loss)(a)                                 19,553       (1,876)       13,280       20,600     (72,662)

    Basic earnings/(loss) per share (d)
    Earnings/(loss) per share from continuing
     operations before discontinued operations and
     extraordinary gain (a)                               $2.08       $(0.22)        $1.28      $(0.21)      $(5.68)

    Earnings/(loss) per share from discontinued
     operations                                             .00           .03          .06       (0.20)       (1.59)
    Earnings per share from extraordinary gain (b)            -             -            -         2.47            -
    Basic earnings/(loss) per share (a)                    2.08        (0.19)         1.34         2.06       (7.27)

    Diluted earnings/(loss) per share (d)
    Earnings/(loss) per share from continuing
     operations before discontinued operations and
     extraordinary gain (a)                               $2.06       $(0.22)        $1.28      $(0.21)      $(5.68)

    Earnings/(loss) per share from discontinued
     operations                                             .00           .03          .06       (0.20)       (1.59)
    Earnings per share from extraordinary gain(b)             -             -            -         2.47            -
    Diluted earnings/(loss) per share (a)                  2.06        (0.19)         1.34         2.06       (7.27)

    Cash dividends per share                                  -             -            -            -            -

At Year End:
  Current assets                                       $104,506       $86,757     $102,859      $93,331     $149,697
  Total assets                                          142,529       117,732      130,548      121,803      176,129

  Current liabilities (c)                                31,336        18,272       27,533       32,069      201,766

  Deferred liabilities                                   10,105         4,377        5,642        4,133        5,273
  Working capital/(deficiency)                           73,170        68,485       75,326       61,262     (52,069)
  Current ratio                                           3.3:1         4.7:1        3.7:1        2.9:1        0.7:1

 Shareholders' equity / (deficiency)                   $101,065       $95,083      $97,373      $85,601    $(30,910)
  Book value per share                                   $11.51         $9.60        $9.83        $8.65      $(2.04)
  Number of shares outstanding                            8,782         9,901        9,901        9,901       15,171

  Pro forma book value per share                              -             -            -            -      $(3.09)
  Pro forma number of shares outstanding                      -             -            -            -       10,000


 (a) Includes, for the year ended December 29, 2001 a reversal of $100 ($0.01 per share; tax benefit not available) related primarily to better than anticipated recovery on certain assets. For the year ended December 30, 2000 a reversal of $629 ($0.06 per share; tax benefit not available) related primarily to better than anticipated recovery on the sale of assets and settlement of previously recorded liabilities. For the year ended January 1, 2000, a provision for $4,039 ($0.40 per pro forma share; tax benefit not available) for restructuring costs related primarily to severance for employees terminated in connection with the Company's restructuring and exit from its non-Perry Ellis businesses. For the year ended January 2, 1999, a provision of $24,825 ($2.48 per pro forma share; tax benefit not available) for restructuring costs primarily related to the Company's intention to focus solely on its Perry Ellis men's apparel business and, as a result, exit its non-Perry Ellis menswear divisions. See
     Note 3. - Restructuring Costs to the consolidated financial statements for additional discussion regarding years 2000-2002.

(b) Includes, for the year ended January 1, 2000, a gain of $24,703 ($2.47 per pro forma share) related to the conversion of all the Senior Notes and the related unpaid interest into equity

(c) At January 1, 2000 the Senior Notes had been converted into equity. At January 2, 1999, long term debt of $104,879 was classified as liabilities subject to compromise and as a current liability, respectively. See Note 1.
     - Financial Reorganization to the consolidated financial statements.

(d) Pro forma basic income/(loss) per share is based on the weighted average number of common shares as if the new common stock had been issued at the beginning of the earliest period presented for fiscal 1999 and1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company markets men's accessories, dress shirts, slacks and sportswear primarily to department stores principally under various trademarks including the PERRY ELLIS and PORTFOLIO BY PERRY ELLIS trademarks. In fiscal 2001, the Company's business was primarily comprised of Perry Ellis products. In fiscal 2002, the Company's business was primarily comprised of Perry Ellis and Axis products. The Company also sells men's products under the trademarks of Tricot St. Raphael, JNCO and Ocean Pacific. As an adjunct to its apparel wholesale operations the Company currently operates 38 retail outlet stores in various parts of the United States.

See "Critical Accounting Policies and Estimates" and "Factors that May Affect Future Results and Financial Condition", included as part of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for factors that may effect the results of operations or liquidity.

Results of Operations

Fiscal 2002 Compared with Fiscal 2001

Net Sales

In fiscal 2002, net sales increased by $44.1 million, or 21.2%, from $207.8 million in fiscal 2001, to $251.9 million. In the Company's wholesale segment, net sales for fiscal 2002 were $224.7 million, an increase of 23.7%, compared to net sales of $181.6 million in fiscal 2001. Perry Ellis net sales decreased by $21.4 million in fiscal 2002 compared to fiscal 2001. The decrease was due primarily to a decrease in prior season inventory dispositions. Axis, which was purchased in January 2002, accounted for a $38.3 million increase in net sales. Other brands and labels accounted for the remaining increase of $27.2 million in fiscal 2002 compared to fiscal 2001. The Company's retail segment had net sales of $27.2 million in fiscal 2002, an increase of 4.1%, compared to net sales of $26.1 million for fiscal 2001. The increase in net sales for the retail segment was the result of additional net sales from new retail outlet stores opened during 2002.

Gross Profit

In fiscal 2002, gross profit increased $28.7 million to $74.1 million from $45.4 million in fiscal 2001. Gross profit percentage increased to 29.4% in fiscal 2002 from 21.9% in fiscal 2001. The Company's wholesale segment's gross profit percentage for fiscal 2002 increased to 27.4% of net sales compared to 18.7% of net sales in fiscal 2001. The increase was primarily the result of lower sales deductions and a decrease in prior season inventory dispositions. In the Company's retail segment, gross profit percentage was 45.7% of net sales in fiscal 2002 compared to 43.8% in fiscal 2001.




Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for fiscal 2002 were $59.7 million, or 23.7% of net sales, compared to $47.8 million, or 23.0% of net sales, in fiscal 2001, an increase of $11.9 million, or 24.9%. A portion of the increase in SG&A of $3.8 million was for incentive payments and was offset primarily by a $2.0 million decrease in advertising and a $1.5 million decrease in selling expenses. SG&A expenses for newly acquired and licensed businesses were responsible for $10.4 million of the total increase for fiscal 2002. SG&A for the Company's retail segment increased $1.2 million, primarily due to additional stores opened in 2002.

Royalty Income

Royalty income increased by $0.3 million, to $0.5 million in fiscal 2002 from $0.2 million in fiscal 2001. The increase in royalties was due primarily to additional license agreements signed or acquired in 2002.

Provision for Restructuring

In fiscal 2002 the Company recognized no income or expense relating to restructuring. At the end of fiscal 2002, $0.6 million remained in the reserve of which $0.5 million relates to severance and other employee costs and $0.1 million for other restructuring items.

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

Interest Income, Net

In fiscal 2002, net interest income was $0.2 million compared to net interest income of $0.3 million in fiscal 2001. The decrease was due to lower interest rates and the use of cash for the acquisition of Axis.

Income Tax Benefit

In fiscal 2002, the Company recorded $5.1 million of income tax benefit, including $5.0 million related to the reversal of a valuation allowance previously recorded against the deferred tax assets for operating loss carry-forwards. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has concluded that it is more likely than not, that the recognized deferred tax assets will be fully utilized. The remaining $0.1 million in benefit was due to foreign income tax refunds. In fiscal 2001, the Company recorded $46 thousand of income tax benefit due to foreign tax refunds.

Loss/Income from Continuing Operations before Discontinued Operations

In fiscal 2002, the Company's income from continuing operations before discontinued operations was $19.5 million, or $2.06 per share, compared to a loss of $2.1 million, or $0.22 per share, in fiscal 2001.

Income from Discontinued Operations

In fiscal 2002 the Company recorded $31 thousand of income related to favorable settlement of liabilities related to it's children's business which consisted of selling children's sleepwear and underwear by the Salant Children's Apparel Group (the "Children's Group"). At the end of fiscal 2002, $0.4 million remained in the reserve, all of which relates to severance and the other miscellaneous closing costs.

In fiscal 2001, the Company recorded income of $0.3 million due to better than anticipated settlement of liabilities related to it's Children's Group. At the end of fiscal 2001, $0.5 million remained in the reserve of which approximately $0.4 million was for severance and the remaining balance related to the settlement of liabilities and other closing costs.

Net Income/Loss

Net income for fiscal 2002 was $19.6 million, or $2.06 per fully diluted share, compared to a loss of $1.9 million, or $.19 per fully diluted share for fiscal year 2001.

Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Restructuring Charges and Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, reorganization costs, restructuring charges and discontinued operations was $20.0 million, or 7.9% of net sales in fiscal 2002, compared to $2.3 million, or 1.1% of net sales in fiscal 2001, an increase of $17.7 million. The Company believes this information is helpful in understanding cash flow from continuing operations, which is available for potential acquisitions and capital expenditures. This measure is not included in accounting principles generally accepted in the United States of America ("GAAP") and is not a substitute for operating income, net income or cash flows from operating activities. Below is a reconciliation from the financial statements to the non-GAAP measurement.

                                                           Fiscal         Fiscal
                                                            2002           2001

   Income/(loss) from continuing operations before
     interest, income taxes and discontinued operations    $ 14.2        $ (2.5)
   Reversal of restructuring costs                             --          (0.1)
   Reversal of reorganization costs                            --          (0.3)
   Depreciation expense                                       4.8           4.6
   Amortization of intangibles                                1.0           0.6

   Non-GAAP financial measurement                          $ 20.0        $  2.3


Fiscal 2001 Compared with Fiscal 2000

Net Sales

In fiscal 2001, net sales of $207.8 million were $0.5 million, or 0.3%, less than net sales of $208.3 million in fiscal 2000. In the Company's wholesale segment, net sales for fiscal 2001 were $181.6 million, a decrease of 0.7%, compared to net sales of $182.9 million in fiscal 2000. Newly acquired and licensed wholesale businesses offset the sales declines in the ongoing businesses and accounted for $17.1 million of net sales in fiscal 2001. The Company's retail segment had net sales of $26.1 million in fiscal 2001, an increase of 2.8%, compared to net sales of $25.4 million for fiscal 2000. The decrease in the wholesale segment reflects the overall softness in the retail apparel sector of the economy, particularly at the department store level of distribution. This market softness caused an increase in the level of returns and order cancellations from retail accounts, additional markdowns to retail accounts to clear out unsold inventory, and lower recoveries on the disposal of closeout inventory. The increase in net sales for the retail segment was the result of additional net sales from new retail outlet stores opened during 2001.

Gross Profit

In fiscal 2001, gross profit of $45.4 million was $10.2 million less than gross profit of $55.6 million in fiscal 2000. Gross profit percentage decreased from 26.7% in fiscal 2000 to 21.9% in fiscal 2001. The Company's wholesale segment's gross profit percentage for fiscal 2001 was 18.7% of net sales, compared to 24.0% in fiscal 2000. In the Company's retail segment, gross profit percentage was 43.8% of net sales in fiscal 2001 compared to 46.2% in fiscal 2000. The margin decrease in both of the Company's segments was caused by the various factors discussed in Net Sales above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2001 were $47.8 million, or 23.0% of net sales, compared to $45.2 million, or 21.7% of net sales, in fiscal 2000, an increase of $2.6 million, or 5.8 %. SG&A expenses for newly acquired and licensed businesses increased from $0.8 million for fiscal 2000 to $5.5 million in fiscal 2001. This increase was partially offset by $1.0 million reversal of accruals established for claims relating to the Company's 1998 Case and by lower employee costs and other reductions of overhead.

Royalty Income

Royalty income decreased by $0.5 million, or 74.1%, to $0.2 million in fiscal 2001 from $0.7 million in fiscal 2000. The decrease in royalties was due to the termination of a sublicense.

Provision for Restructuring

In the fourth quarter of fiscal 2001, the Company recorded a net reversal of $0.1 million due to favorable recovery of assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to medical benefits. During 2001, the Company used approximately $0.4 million of its restructuring reserves related to consulting and employee costs of $0.3 million and for lease payments, operating expenses and other restructuring costs of $0.1 million. At the end of fiscal 2001, $0.6 million remained in the reserve of which $0.5 million related to severance and other employee costs, $0.1 million for lease buyouts and other restructuring items.

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

Interest Income, Net

In fiscal 2001, net interest income was $0.3 million compared to net interest income of $1.2 million in fiscal 2000. The decrease was due to lower interest rates and the use of cash for operations.

Loss/Income from Continuing Operations before Discontinued Operations

In fiscal 2001, the Company's loss from continuing operations before discontinued operations was $2.1 million, or $0.22 per share, compared to income of $12.7 million, or $1.28 per share, in fiscal 2000.

Income from Discontinued Operations

In fiscal 2001, the Company recorded income of $0.3 million related to better than anticipated settlement of liabilities related to it's Children's Group. At the end of fiscal 2001, $0.5 million remained in the reserve of which approximately $0.4 million was for severance and the remaining balance related to the settlement of liabilities and other closing costs.

In fiscal 2000, the Company recorded income of $0.6 million related to the discontinuance of its Children's Group. The income related primarily to better than anticipated recovery on the sale of assets (primarily real estate holdings) related to the Children's Group.

Net Loss/Income

Net loss for fiscal 2001 was $1.9 million, or $0.19 per share, compared to income of $13.3 million, or $1.34 per share for fiscal year 2000.

Earnings before Interest, Taxes, Depreciation, Amortization, Reorganization Costs, Restructuring Charges and Discontinued Operations

Earnings before interest, taxes, depreciation, amortization, reorganization costs, restructuring charges and discontinued operations was $2.3 million (1.1% of net sales) in fiscal 2001, compared to $15.5 million (7.4% of net sales) in fiscal 2000, a decrease of $13.2 million, or 84.5%. The Company believes this information is helpful in understanding cash flow from continuing operations, which is available for potential acquisitions and capital expenditures. This measure is not included in GAAP and is not a substitute for operating income, net income or cash flows from operating activities. Below is a reconciliation from the financial statements to the non-GAAP measurement.

                                                          Fiscal         Fiscal
                                                           2001           2000

  (Loss)/income from continuing operations before
    interest, income taxes and discontinued operations    $ (2.5)       $ 11.5
  Reversal of restructuring costs                           (0.1)         (0.6)
  Reversal of reorganization costs                          (0.3)           --
  Depreciation expense                                       4.6           4.1
  Amortization of intangibles                                0.6           0.5

  Non-GAAP financial measurement                          $  2.3        $ 15.5


Liquidity and Capital Resources

On May 11, 1999, the Company entered into a three year syndicated revolving credit facility, (the "Credit Agreement"), as amended and restated on November 30, 2001, with The CIT Group/Commercial Services, Inc. ("CIT"). Effective May 11, 2002, the Company signed an amendment with CIT to extend the Credit Agreement for an additional three years.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85 million subject to an asset-based borrowing formula. The Credit Agreement consists of an $85 million revolving credit facility, with a $45 million letter of credit sub-facility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT a first priority lien on, and security interest in, substantially all of the assets of the Company.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings at the Prime Rate or, at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) CIT may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to comply with certain financial covenants including, but not limited to, consolidated tangible net worth, consolidated working capital, capital expenditures, minimum pre-tax income, minimum interest coverage ratio and an annual provision to reduce cash borrowings to zero for 30 consecutive days. The Company was in compliance with all applicable covenants at December 28, 2002.

At the end of fiscal 2002, there were no direct borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $38.0 million and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $35.9 million. In addition to the unused availability, the Company had approximately $21.2 million of cash available to fund its operations. At the end of fiscal 2001, there were no direct borrowings outstanding and letters of credit outstanding under the Credit Agreement were $19.6 million, at which time the Company had unused availability of $38.6 million. In addition to the unused availability, the Company had approximately $19.8 million of cash available to fund its operations. During fiscal 2002, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $39.0 million, at which time the Company had unused availability of $42.4 million. During fiscal 2001, the maximum aggregate amount of direct borrowings and letters of credit outstanding at any one time was $27.8 million, at which time the Company had unused availability of $17.0 million.

                                                December 28,     December 29,
                                                        2002             2001

 Maximum Availability under Credit Agreement           $73.9            $58.2
 Borrowings under Credit Agreement                         -                -
 Outstanding Letters of Credit                          38.0             19.6
 Current Availability under Credit Agreement            35.9             38.6
 Cash on Hand                                           21.2             19.8
 Available to fund operations                          $57.1            $58.4

The Company's cash provided by operating activities for fiscal 2002 was $21.0 million, which primarily reflects (i) income from continuing operations of $19.6 million, (ii) an increase in accounts payable of $8.0 million, (iii) a net increase in various liability accounts of $3.8 million, (iv) a decrease in prepaid expenses and other assets of $1.7 million and (v) and non-cash charges, such as depreciation and amortization, of $5.8 million. These items were offset by (i) an increase in accounts receivable of $8.2 million, (ii) an increase in deferred tax assets of $5.0 million and (iii) an increase in inventory of $4.7 million.

Cash used by investing activities for fiscal 2002 was $16.8 million, which primarily reflected the purchase of certain Axis assets in the first quarter of fiscal 2002. The aggregate purchase price was approximately $12.4 million, plus estimated direct acquisition costs of $0.8 million. Of the total purchase price $10.6 million was paid at closing and $1.8 million was placed in escrow and is payable in two annual and equal payments on the anniversary date of the closing. As a result, Salant has diversified its operations for men's designer sportswear by expanding its channels of distribution, including specialty stores. The Company also made $2.7 million of capital expenditures and spent $0.9 million for the installation of store fixtures in department stores.

Cash used in financing activities for fiscal 2002 was $2.8 million which related to the July 2002 purchase of 1,118,942 shares of the Company's common stock, par value $1.00 per share, at a price of two and a half dollars ($2.50) per share, for an aggregate purchase price of $2.8 million. The shares are being held as treasury stock of the Company.

During fiscal 2003, the Company plans to make capital expenditures of approximately $4.3 million and to spend an additional $1.0 million for the installation of store fixtures in department stores.

The Company's cash used in operating activities for fiscal 2001 was $7.8 million, which primarily reflected (i) a loss from continuing operations of $2.1 million, (ii) an increase in accounts receivable of $12.0 million, (iii) an increase in prepaid and other current assets of $2.4 million and (iv) a net decrease in various liability accounts of $9.1 million. These items were offset by a decrease in inventory of $12.5 million and non-cash charges, such as depreciation and amortization, of $ 5.3 million.

Cash used by investing activities for fiscal 2001 was $7.1 million, which primarily reflected $2.3 million of capital expenditures, $0.7 million for the installation of store fixtures in department stores and $4.0 million for the purchase of the assets of a business.

At the end of fiscal year 2002, working capital totaled $73.1 million as compared to $68.5 million at the end of the fiscal year 2001, and the current ratio was 3.3:1 as compared to 4.8:1 at the end of fiscal 2001. The components of working capital changed significantly as of fiscal year end 2002 as compared to fiscal year end 2001. Cash increased by $1.4 million and current liabilities increased by $13.1 million. Accounts receivable increased by $8.2 million, inventory increased by $5.2 million, the Company recorded a current tax asset of $5.0 million, and prepaid expenses decreased by $2.1 million. Accounts receivable increased due to the increased sales within the fourth quarter of 2002, compared to the fourth quarter of 2001. The increase in inventory was due to additional inventory needs for newly acquired and licensed businesses. The current deferred tax asset was recorded based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and the Company's positive earnings trend. Prepaid assets decreased primarily due the reduction of prepaid pension expense. Current liabilities increased $13.1 million at fiscal year end 2002 as compared to fiscal year end of 2001 due to the timing of inventory purchases and receipts, and additional accrued liabilities related to incentive payments. Below is a table of the Company's contractual obligations as of December 28, 2002.



 Contractual Obligations                           Payments due by period


                           Total    1 Year   2-3 years   4-5 years  More than 5
                                                                       years
Operating Leases           $43,114   $5,925    $10,994     $8,164     $18,031


Employment Agreements       $2,971   $2,496      $ 475         --          --


Total                      $46,085  $7,7911    $11,469     $8,164     $18,031



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

Revenue Recognition - Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's retail outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. The Company has met with its significant customers prior to the issuance of its financial statements and does not expect a material deviation from the recorded allowances. While such allowances have historically been within the Company's expectations and the provisions established, there can be no assurance that the Company will continue to experience the same allowance rate as in the past.

Inventories - Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly. While markdowns have historically been within the Company's expectations and the provisions established, there can be no assurance that the Company will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets - The Company periodically reviews the carrying value of the Company's long-lived assets for recoverability. The review is based upon the Company's projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company's evaluations.

Deferred Taxes -- The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to that portion which is expected to more likely than not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods prior to the expiration of the related net operating losses.


Retirement-Related Benefits -- The pension obligations related to the Company's defined benefit pension plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate, expected return of plan assets, future compensation increases, and other factors, which are updated on an annual basis. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized pension expense or benefit and the Company's pension obligation in future periods.

The fair value of plan assets is based on the performance of the financial markets, particularly the equity markets. The equity markets can be, and recently have been, very volatile. Therefore, the market value of plan assets can change dramatically in a relatively short period of time. Additionally, the measurement of the plans' benefit obligations is highly sensitive to changes in interest rates. As a result, if the equity markets decline and/or interest rates decrease, the plans' estimated accumulated benefit obligation could exceed the fair value of plan assets and, therefore, the Company would be required to establish an additional minimum liability, which would result in a reduction in shareholders' equity for the amount of the shortfall. For fiscal 2002, 2001 and 2000, the Company recorded an additional minimum pension liability calculated under the provisions of SFAS No. 87 of $10.8 million, $0.4 million and $1.5 million, respectively, as an adjustment to accumulated other comprehensive loss. (See Note 13 of Notes to Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".)

New Accounting Standards

Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company did not recognize any impairment after completion of the transitional impairment test.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net loss for the fiscal year ended December 29, 2001 would have decreased by $0.1 million due to the amount adjusted for the exclusion of goodwill amortization.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and for interim financial statements for the first quarter ending after December 31, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements, as the Company has not decided to adopt the fair value method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement is currently not applicable to the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement is currently not applicable to the Company.

Seasonality

Although the Company typically introduces and withdraws various individual products throughout the year, its principal products are organized into the customary Spring, Transition, Fall and Holiday retail seasonal lines. The Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season.


Backlog

The Company does not consider the amount of its backlog of orders to be significant to an understanding of its business primarily due to increased utilization of EDI technology, which provides for the electronic transmission of orders from customers' computers to the Company's computers. As a result, orders are placed closer to the required delivery date than had been the case prior to EDI technology. At March 5, 2003, the Company's backlog of orders was approximately $64.8 million, which was 41.3% more than the backlog of orders of approximately $48.4 million that existed at March 20, 2002. The increase in the backlog is due primarily to Axis and the other new businesses added during fiscal 2002.

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

Competition. The apparel industry in the United States is highly competitive and characterized by a relatively small number of multi-line suppliers (such as the Company) and a large number of specialty suppliers. The Company faces substantial competition in its markets from manufacturers in both categories. Many of the Company's competitors have greater financial resources than the Company. The Company also competes for private label programs with the internal sourcing organizations of many of its own customers.

Trademarks Licensed to the Company. Approximately two-thirds of the Company's net sales are attributable to trademarked products licensed by the Company. The principal trademarks licensed by the Company are PERRY ELLIS, PORTFOLIO BY PERRY ELLIS, OCEAN PACIFIC and JNCO. The licenses contain provisions related to, among other things, products which may be sold, territories where products may be sold, restrictions on sales to certain levels of distribution, minimum sales and royalty requirements, advertising and promotion requirements, sales reporting, design and product standards, renewal options, assignment and change of control provisions, defaults, cures and termination provisions. The change of control provisions and their potential effects vary with each licensing agreement. The license arrangements with Perry Ellis grant the licensor the right to terminate the licenses (subject to the payment of certain royalties) if any person or group acquires 40% or more of the equity interests or voting control of the Company. Assuming the exercise of all renewal options by the Company, The Perry Ellis licenses will expire on December 31, 2015, the Ocean Pacific license will expire on December 31, 2008 and the JNCO license will expire on December 31, 2011. Should any of the Company's material licenses be terminated, outside the normal course of business, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

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

Seasonality of Business and Fashion Risk. The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Transition, Fall and Holiday seasons. Typically, the Company's products are designed as much as one year in advance, and manufactured approximately one season in advance of the related retail-selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers, and the tastes of the ultimate consumer, up to a year prior to the relevant selling season.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates including rates primarily based on the Reference Rate (as defined in the Credit Agreement), with a LIBOR option. An analysis of the Credit Agreement can be found in Note 9 - "Financing Agreements" to the Consolidated Financial Statements, included in this report on Form 10-K. On December 28, 2002 and December 29, 2001 there were no direct borrowings outstanding under the Credit Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Board of Directors and Stockholders of Salant Corporation:

We have audited the accompanying consolidated balance sheets of Salant Corporation and subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salant Corporation and subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP


March 6, 2003
New York, New York




                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                   Year Ended

                                                           December 28,          December 29,          December 30,
                                                                   2002                  2001                  2000


Net sales                                                   $   251,903           $   207,773         $     208,303
Cost of goods sold                                              177,819               162,348               152,708


Gross profit                                                     74,084                45,425                55,595

Selling, general and administrative expenses                    (59,681)              (47,804)              (45,188)
Royalty income                                                      506                   194                   750
Intangible amortization (Notes 2 and 4)                            (953)                 (627)                 (519)
Other income/(expense), net                                         294                   (91)                  213
Restructuring reversal/(costs) (Note 3)                              --                   100                   629

Reorganization reversal/(costs) (Note 1)                             --                   302                    --

Income/(loss) from continuing operations before interest,
   income taxes and discontinued operations                      14,250                (2,501)               11,480
Interest income, net (Note 9)                                      (203)                 (306)               (1,244)


Income/(loss) from continuing operations before income
   taxes and discontinued operations                             14,453                (2,195)               12,724

Income tax (benefit)/expense (Note 12)                           (5,069)                  (46)                   13


Income/(loss) from continuing operations
   before discontinued operations                                19,522                (2,149)               12,711
Income from discontinued operations (Note 17)                        31                   273                   569


Net income/(loss)                                           $    19,553            $   (1,876)           $   13,280



Basic income/(loss) per share:
  Income/(loss) per share from continuing
     operations before discontinued operations             $      2.08           $     (0.22)         $       1.28
  Income per share from discontinued operations                    .00                  0.03                   .06

Basic income/(loss) per share                              $      2.08           $     (0.19)          $      1.34
Weighted average common stock outstanding - Basic                 9,388                 9,901                 9,901



Diluted income/(loss) per share:
  Income/(loss) per share from continuing
     operations before discontinued operations             $      2.06           $     (0.22)         $       1.28
  Income per share from discontinued operations                    .00                  0.03                   .06

Diluted income/(loss) per share                             $     2.06           $     (0.19)          $      1.34
Weighted average common stock outstanding - Diluted               9,468                 9,901                 9,901



                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                             (Amounts in thousands)


                                                           December 28,          December 29,          December 30,
                                                                   2002                  2001                  2000



Net income/(loss)                                              $ 19,553              $ (1,876)             $ 13,280


Other comprehensive (loss)/income, net of tax:

 Foreign currency translation adjustments                            (4)                    5                    25

 Minimum pension liability adjustments                          (10,770)                 (419)               (1,533)

Comprehensive income/(loss)                                    $  8,779              $ (2,290)             $ 11,772






                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                            December 28,               December 29,
                                                                                    2002                       2001

ASSETS
Current assets:
  Cash and cash equivalents                                                  $    21,226                $    19,820
  Accounts receivable - net of allowance for doubtful accounts
   of $3,580 in 2002 and $2,942 in 2001                                           36,718                     28,544
  Inventories (Notes 5 and 9)                                                     39,972                     34,735

  Prepaid expenses and other current assets                                        1,581                      3,658
  Deferred tax asset (Note 12)                                                     5,000                         --

    Total current assets                                                         104,497                     86,757

Property, plant and equipment, net (Notes 6 and 9)                                11,528                     12,179
License agreements - net of accumulated amortization
  of  $5,476 in 2002 and $5,039 in 2001                                            5,685                      6,122
Goodwill (Note 4)                                                                  2,318                         --
Trademarks - net of accumulated amortization of $1,896
  in 2002 and $1,680 in 2001                                                      14,579                      5,095
Other assets (Notes 7, 12 and 13)                                                  3,913                      7,579


Total assets                                                                 $   142,520                $   117,732

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $    18,605                $    10,576

  Reserve for business restructuring (Note 3)                                        561                        584
  Accrued salaries, wages and other liabilities (Note 8)                          11,738                      6,619
  Net liabilities of discontinued operations (Note 17)                               446                        493

    Total current liabilities                                                     31,350                     18,272

Deferred liabilities (Note 15)                                                    10,105                      4,377

Commitments and contingencies (Notes 9, 13, 14, 16, 20 and 21)

Shareholders' equity (Note 14): Preferred stock, par value $2 per share:
    Authorized 5,000 shares; none issued                                              --                         --
  Common stock, par value $1 per share:
     Authorized 45,000 shares;
     Issued - 10,000 in 2002 and 2001                                             10,000                     10,000
  Additional paid-in capital                                                     206,040                    206,040
  Deficit                                                                        (96,340)                  (115,893)
  Accumulated other comprehensive loss (Note 18)                                 (15,640)                    (4,866)
  Less - treasury stock, at cost - 1,218 shares in 2002 and
  99 shares in 2001                                                               (2,995)                      (198)


Total shareholders' equity                                                       101,065                     95,083


Total liabilities and shareholders' equity                                   $   142,520                 $  117,732



                 See Notes to Consolidated Financial Statements

                       Salant Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                      Accum-
                                                                      ulated
                                                                      Other
                                                                      Compre-                        Total
                                    Common Stock    Add'l             hensive     Treasury Stock     Share-
                                Number            Paid-In             Income/     Number           holders'
                              of Shares  Amount   Capital   Deficit    (Loss)   of Shares  Amount   Equity

Balance at January 1, 2000       10,000  $10,000   $206,040 $(127,297)$(2,944)       99     $(198)  $85,601

Net Income                                                     13,280                                13,280
Other Comprehensive Loss                                               (1,508)                       (1,508)

Balance at December 30, 2000     10,000  $10,000   $206,040 $(114,017)$(4,452)         99   $(198)  $97,373

Net Loss                                                       (1,876)                               (1,876)
Other Comprehensive Loss                                                 (414)                         (414)

Balance at December 29, 2001     10,000  $10,000   $206,040 $(115,893)$(4,866)         99   $(198)  $95,083

Net Income                                                     19,553                                19,553
Other Comprehensive Loss                                              (10,774)                      (10,774)
Purchase of Treasury Stock                                                        1,119    (2,797)   (2,797)

Balance at December 28, 2002     10,000  $10,000   $206,040  $(96,340)$(15,640)   1,218   $(2,995)   $101,065


                 See Notes to Consolidated Financial Statements



                       Salant Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 Year Ended


                                                           December 28,          December 29,          December 30,
                                                                   2002                  2001                  2000

Cash Flows from Operating Activities
Income/(loss) from continuing operations before discontinued
  operations                                                $    19,553            $   (2,149)             $ 12,711
Adjustments to reconcile income/(loss) from continuing operations before discontinued operations to net cash provided by/(used in)
  operating activities:
    Depreciation                                                  4,811                 4,632                 4,101
    Amortization of intangibles                                     953                   627                   519
    Deferred tax benefit                                         (5,000)                   --                    --
953                                                                 627                   519
Changes in operating assets and liabilities:
      Accounts receivable                                        (8,174)              (11,956)                 (632)
      Inventories                                                (4,676)               12,495                (3,614)
      Prepaid expenses and other current assets                   1,753                (2,370)                 (815)
      Assets held for sale                                           --                    --                   100
      Other assets                                                  (97)                  (27)                  (14)
      Accounts payable                                            8,043                (4,222)                2,701
      Accrued salaries, wages and other liabilities               4,470                (2,941)               (2,441)
      Liabilities subject to compromise                              --                (1,611)               (2,993)
      Reserve for business restructuring                            (23)                 (486)               (1,238)
      Deferred liabilities                                         (608)                  171                   (24)

    Net cash provided by/(used in) continuing operations         21,005                (7,837)                8,361
    Cash (used in)/provided by discontinued operations              (47)                   22                     4

Net cash provided by/(used in) operating activities              20,958                (7,815)                8,365


Cash Flows from Investing Activities
Capital expenditures, net of disposals                           (2,705)               (2,292)               (1,959)
Store fixture expenditures                                         (877)                 (722)               (1,864)
Purchase of a business                                          (13,169)               (4,039)                    -
Net cash used in investing activities                           (16,751)               (7,053)               (3,823)


Cash Flows from Financing Activities
Treasury stock purchase                                          (2,797)                   --                    --
Other, net                                                           (4)                    5                    25

Net cash (used in)/provided by financing activities              (2,801)                    5                    25


Net increase/(decrease) in cash and cash equivalents              1,406               (14,863)                4,567

Cash and cash equivalents - beginning of year                    19,820                34,683                30,116

Cash and cash equivalents - end of year                   $      21,226            $   19,820             $  34,683

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                               $          56            $       23             $      93

   Income taxes                                           $          13            $       64             $     179

Supplemental investing and financing non-cash transactions:
Change in minimum pension liability                       $     (10,770)           $     (419)            $  (1,533)
Guaranteed future purchase price payments                 $          --            $      250             $      --




                 See Notes to Consolidated Financial Statements

                       SALANT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
       (Amounts in Thousands of Dollars, Except Share and Per Share Data)

Note 1.  Financial Reorganization

On December 29, 1998 (the "Filing Date"), Salant Corporation filed a voluntary petition under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (the "1998 Case") in order to implement a restructuring of its 10-1/2 % Senior Secured Notes due December 31, 1998 (the "Senior Notes"). Salant also filed its plan of reorganization (the "Plan") with the Bankruptcy Court on the Filing Date in order to implement its restructuring. On April 16, 1999, the Bankruptcy Court issued an order confirming the Plan. The effective date of the Plan occurred on May 11, 1999. On November 30, 2001, the Bankruptcy Court approved the closing of the Company's 1998 Case.

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

During the first quarter of 2001, the Company purchased certain assets of Tricots St. Raphael, Inc.. The purchase price, including inventory, was approximately $4.3 million, with additional contingent payments due upon achieving future defined benchmarks. The acquisition was accounted for using the purchase method. The pro forma effect of the asset purchase on the results of operations is not presented, as it is not material. In addition, on January 4, 2002, the Company through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis Clothing Corporation ("Axis") certain of Axis' assets. See Note 4 for additional information related to such acquisition, including pro forma financial information.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 2002, 2001 and 2000 fiscal years were comprised of 52 weeks.

Reclassifications

Certain reclassifications were made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

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

The range of annual depreciation rates used for financial reporting are as follows:

Buildings and improvements           2.5%      -    10.0%
Machinery, equipment and autos       6.7%      -    33.3%
Furniture and fixtures              10.0%      -    33.3%
Leasehold improvements              Shorter of the life of the asset or
                                    the lease term

Other Assets

Identified intangibles relating to licensed Perry Ellis brands are being amortized on a straight-line basis over the license period of 25 years. Goodwill and trademarks relating to owned brands have been determined to have indefinite lives and are not being amortized and are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period. Goodwill with a value of $2,318 is not amortized and tested for impairment on at least an annual basis or when certain conditions indicate that impairment may be likely.

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of the Company's long-lived assets for recoverability. The review is based upon the Company's projections of anticipated future cash flows. While the Company believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company's valuations.

Income Taxes

Deferred income taxes are provided to reflect the tax effect of temporary differences between financial statement income and taxable income in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".

Fair Value of Financial Instruments

For financial instruments, including cash and cash equivalents, accounts receivable and payable, and accrued expenses, the carrying amounts approximate fair value because of their short maturity.

Retirement-Related Benefits

The Company accounts for its defined benefit pension plans and its nonpension post retirement benefit plans using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions or nonpension postretirement benefit plans are earned in, and should follow, the same pattern.

The principal components of the net periodic pension calculation are the expected long-term rate of return on plan assets, discount rate and the rate of compensation increases. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets. The discount rate assumptions used for pension and nonpension postretirement benefit plan accounting reflects the rates available on high-quality fixed-income debt instruments at the Company's fiscal year end. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases.

Revenue Recognition

Revenue is recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by the Company's retail outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends.


Accounting for Stock Options

The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income/(loss) for 2002, 2001 and 2000 would have been $19,405, $(2,175) and $12,338, respectively. The Company's pro forma net income/(loss) per basic share for fiscal 2002, 2001 and 2000 would have been $2.07, $(0.22) and $1.25, respectively.

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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. Previously reported net loss for the fiscal year ended December 29, 2001 would have decreased by $110 due to the amount adjusted for the exclusion of goodwill amortization.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and for interim financial statements for the first quarter ending after December 31, 2002. The adoption of this Statement did not have an impact on the consolidated financial statements, as the Company has not decided to adopt the fair value method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others- an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. However, the disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement is currently not applicable to the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement is currently not applicable to the Company.



Note 3.  Restructuring Costs

During 2002, the Company used approximately $23 of its restructuring reserve related to employee costs of $4 and the remaining balance for other restructuring costs. At the end of fiscal 2002, $561 remained in the reserve of which $471 related to severance and other employee costs, and $90 for other restructuring items. The Company expects to utilize the remaining reserves during fiscal 2003. Activity in the accrued reserve for business restructuring for fiscal 2002 was as follows:

                            Balance                    Accrual/        Balance
                           12/29/01         Uses      (Reversal)      12/28/02
 Lease payments and
   other property costs    $    48        $    0       $   --        $   48
 Severance                     475            (4)           0           471
 Other                          61           (19)                        42
                           $   584        $  (23)      $    0        $  561


In the fourth quarter of fiscal 2001, the Company recorded a net reversal of $100 due to the favorable recovery of assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to medical benefits. During 2001, the Company used approximately $386 of its restructuring reserve related to consulting and employee costs of $290, lease payments and operating expenses of $52 and the remaining balance for other restructuring costs. At the end of fiscal 2001, $584 remained in the reserve of which $475 related to severance and other employee costs, $48 for lease buyouts and $61 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 2001 was as follows:

                           Balance                    Accrual/        Balance
                          12/30/00         Uses      (Reversal)      12/29/01
  Lease payments and
    other property costs   $   200        $  (52)      $ (100)       $   48
  Severance                    550          (290)         215           475
  Other                        320           (44)        (215)           61
                           $ 1,070        $ (386)      $ (100)       $  584


In the fourth quarter of fiscal 2000, the Company recorded a net reversal of $629 due to favorable recovery on the sale of its Andalusia, Alabama facility and the recovery of other assets and settlement of previously recorded liabilities, partially offset by increased severance costs related to the closure of the Company's Mexican manufacturing operations. During 2000, the Company used approximately $908 of its restructuring reserve related to severance and employee costs of $498, lease payments of $89 and the remaining balance for other restructuring costs. The Company also recognized gains from the sale of fixed assets of $299. At the end of fiscal 2000, $1,070 remained in the reserve of which $550 related to severance and other employee costs, $200 for lease buyouts and $320 for other restructuring items. Activity in the accrued reserve for business restructuring for fiscal 2000 was as follows:



                          Balance            Gains from    Accrual/    Balance
                          1/1/00      Uses      Sales     (Reversal)  12/30/00
 Lease payments and
   other property costs    $  600   $   (89)   $  264       $ (575)     $  200
 Severance                    850      (498)       --          198         550
 Other                        858      (321)       35         (252)        320
                           $2,308    $ (908)   $  299       $ (629)     $1,070


Note 4.  Acquisition of Axis

On January 4, 2002, Salant Corporation, through its wholly owned subsidiary, SHC, acquired from Axis , certain of Axis' assets pursuant to an Asset Purchase Agreement dated as of October 15, 2001 by and between SHC, Axis and Richard Solomon ("Solomon") an individual. The assets acquired from Axis consisted of, among other things, trademarks, inventory, contract rights, fixed assets and certain office equipment primarily located in California (collectively, the "Axis Assets"). As a result of the acquisition, Salant diversified its operations for men's designer sportswear by expanding its channels of distribution, including better department and specialty stores. The results of Axis's operations have been included in the statement of operations as of the acquisition date.

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

The aggregate purchase price for the Axis Assets was approximately $12,433, plus direct acquisition costs of $736. Of the total purchase price, $10,633 was paid at closing and $1,800 has been placed in escrow and is payable in two annual and equal payments on the next 2 anniversary dates of the closing. The purchase price was based upon arms-length negotiations considering (i) the value of the Axis brand, (ii) the quality of the Axis Assets and (iii) the estimated cash flow from the Axis Assets. The principal source of funds for the acquisition of the Axis Assets was from working capital.


As the acquisition was consummated as of the beginning of Fiscal 2002, pro forma results for fiscal 2002 are not presented. The following unaudited consolidated pro forma results of operations of the Company for the years ended December 29, 2001 and December 30, 2000 give effect to the acquisition as if it occurred on January 2, 2000:

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

Note 5.  Inventories
                                December 28,          December 29,
                                        2002                  2001

Finished goods                      $ 21,680             $ 21,378
Work-in-process                       16,269                9,310
Raw materials and supplies             2,023                4,047
                                    $ 39,972             $ 34,735

Markdown reserves were $1,751 at December 28, 2002 and $1,887 at December 29, 2001. Finished goods inventory includes in transit merchandise of $1,825 and $356 at December 28, 2002 and December 29, 2001, respectively.


Note 6.  Property, Plant and Equipment

                                               December 28,        December 29,
                                                       2002                2001

Land and buildings                                 $  7,792           $   7,392
Machinery, equipment, furniture and fixtures         21,467              19,540
Leasehold improvements                                5,670               5,465
34,929                                               32,397

Less accumulated depreciation and amortization       23,401              20,218
                                                   $ 11,528           $  12,179
Note 7.  Other Assets

                                              December 28,         December 29,
                                                      2002                 2001

Prepaid pension asset                            $      --            $   3,285
Other (net)                                          3,913                4,294
                                                 $   3,913            $   7,579

Note 8.  Accrued Salaries, Wages and Other Liabilities

                                               December 28,        December 29,
                                                       2002                2001

Accrued salaries, wages and incentives             $  7,154            $  1,006
Accrued pension, retirement and benefits              1,111               1,139
Accrued workers compensation                            908               1,181
Other accrued liabilities                             2,565               3,293
                                                   $ 11,738            $  6,619

Note 9.  Financing Agreements

On May 11, 1999, the Company entered into a three year syndicated revolving credit facility, (the "Credit Agreement"), as amended and restated on November 30, 2001, with The CIT Group/Commercial Services, Inc. ("CIT"). Effective May 11, 2002, the Company signed an amendment with CIT to extend the Credit Agreement for an additional three years.

The Credit Agreement provides for a general working capital facility, in the form of direct borrowings and letters of credit, up to $85,000 subject to an asset-based borrowing formula. The Credit Agreement consists of an $85,000 revolving credit facility, with a $45,000 letter of credit sub-facility. As collateral for borrowings under the Credit Agreement, the Company granted to CIT a first priority lien on, and security interest in, substantially all of the assets of the Company.

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings at the Prime Rate or, at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) CIT may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85,000 limit of the revolving credit facility. The Company is required under the agreement to comply with certain financial covenants including, but not limited to, consolidated tangible net worth, consolidated working capital, capital expenditures, minimum pre-tax income, minimum interest coverage ratio and an annual provision to reduce cash borrowings to zero for 30 consecutive days. The Company was in compliance with all applicable covenants at December 28, 2002.

On December 28, 2002, there were no direct borrowings outstanding under the Credit Agreement. Letters of credit outstanding were $38,000 and the Company had unused availability, based on outstanding letters of credit and existing collateral, of $35,915. In addition to the unused availability, the Company had $21,226 of cash available to fund its operations. On December 29, 2001, there were no direct borrowings and letters of credit outstanding under the Credit Agreement were $19,616 and the Company had unused availability of $38,560. In addition to the unused availability, the Company had $19,820 of cash available to fund its operations. The weighted average interest rate on borrowings under the Credit Agreement for the years ended December 28, 2002 and December 29, 2001 was 4.8% and 7.9%, respectively.

In addition to the financial covenants discussed above, the Credit Agreement contains a number of other covenants, including restrictions on incurring indebtedness and liens, making investments in or purchasing the stock, or all or a substantial part of the assets of another person, selling property and paying cash dividends.

Note 10.  Segment Information

The Company's principal business is the designing, producing, importing and marketing of men's apparel. The Company currently sells its products throughout the United States to retailers, including department and specialty stores. As an adjunct to its apparel operations the Company operated 40 retail outlet stores, at the end of fiscal 2002, in various parts of the United States. The Company operates in the following business segments: (i) men's wholesale apparel and
(ii) retail outlet operations. Information concerning the Company's business segments in fiscal 2002, 2001 and 2000 is as follows:


                                       2002             2001              2000
 Net Sales
 Wholesale                          $ 224,692         $ 181,637        $ 182,891
 Retail                                27,211            26,136           25,412
                                    $ 251,903         $ 207,773        $ 208,303

 Gross Profit
 Wholesale                          $  61,662         $  33,966        $  43,850
 Retail                                12,442            11,459           11,745
                                    $  74,084         $  45,425        $  55,595

 Income/(Loss) from Continuing Operations before Interest, Taxes and Discontinued Operations

 Wholesale                          $  15,151        $   (1,748)       $   9,982
 Retail                                  (901)             (753)           1,498
                                    $  14,250        $   (2,501)       $  11,480


 Capital Expenditures
 Wholesale                          $   2,523        $    2,251        $   5,003
 Retail                                   483               760            1,144
                                    $   3,006        $    3,011        $   6,147

 Total Assets
 Wholesale                          $ 133,442         $ 108,457        $ 121,709
 Retail                                 9,078             9,185            8,839
                                    $ 142,520         $ 117,732        $ 130,548


Note 11. Significant Customers

Approximately 16%, 12% and 17% of the Company's sales were made to The May Department Stores Company in 2002, 2001 and 2000, respectively. Approximately 14%, 15% and 19% of the Company's sales were made to Federated Department Stores, Inc. in 2002, 2001 and 2000, respectively. In addition, approximately 12%, 18% and 18% of the Company's sales in 2002, 2001 and 2000, respectively were made to Dillard's Inc. Also in 2002, approximately 10% of the Company's sales were made to J.C. Penney Company, Inc. In 2001 and 2000, approximately 12% and 13% of the Company's sales were made to The TJX Companies, Inc., respectively.

Note 12.  Income Taxes

The provision for income taxes consists of the following:

                 December 28,           December 29,         December 30,
                         2002                   2001                 2000
Current:
 Federal              $    --                 $   --               $   --
 Foreign                  (69)                   (46)                  13
                      $   (69)                $  (46)              $   13

Deferred:
 Federal              $(5,000)                $   --               $   --
                      $(5,000)                $   --               $   --

The following is a reconciliation of the income tax provision/(benefit) at the statutory Federal and State income tax rates to the actual income tax provision:

                                              2002          2001           2000


Income tax provision/(benefit) at 34%     $  4,925        $ (638)      $  4,520
State tax provision/(benefit)                  724           (94)           665
Reversal of valuation allowance            (12,092)          920         (6,060)
Other                                        1,443          (189)           875
Foreign taxes                                  (69)          (46)            13

Income tax (benefit)/provision            $ (5,069)        $ (46)      $     13

The following are the tax effects of significant items comprising the Company's net deferred tax asset:

                                                   December 28,    December 29,
                                                           2002            2001

Deferred tax asset:
 Reserves not currently deductible                     $  8,623       $   8,260
 Operating loss carryforwards                            43,079          50,605
 Tax credit carryforwards                                    18              18
 Expenses capitalized into inventory                      1,269           1,115
 Differences between book and tax basis of property         754             837
                                                       $ 53,743       $  60,835

                                                   December 28,    December 29,
                                                           2002            2001


Deferred tax asset                                     $ 53,743       $  60,835
Valuation allowance                                     (48,743)        (60,835)
Net deferred tax asset                                 $  5,000       $      --

During the year ended December 28, 2002 the Company realized approximately $12,092 of its deferred tax asset through the reversal of the existing valuation allowance. Of this amount, approximately $7,092 related to expected utilization of net operating loss carry-forwards to offset taxes payable on 2002 income. The Company recorded in the fourth quarter, the balance of $5,000 related to future utilization of net operating loss carry-forwards which, in the judgment of management, was more likely than not to occur.

At December 28, 2002, the Company had net operating loss carryforwards ("NOLs") for income tax purposes of approximately $110,461, expiring from 2003 to the year 2021, which can be used to offset future taxable income. The following table reflects the expiration of the NOLs in 5-year increments:

                          Expiration of NOLs

                Year                          Amount
             2003-2007                      $  55,170
             2008-2012                         31,520
             2013-2017                              0
             2018-2022                         23,771
                                             $110,461

The 1988 acquisition of Manhattan Industries and the Company's 1990 bankruptcy and subsequent consummation caused an "ownership change" for federal income tax purposes. As a result, the use of any NOLs existing at the date of the ownership change to offset future taxable income is limited by section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). The $110,461 of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $110,461 of NOLs, $67,732 is subject to annual usage limitations under Section 382 of approximately $7,200.

In addition, at December 28, 2002, the Company had available tax credit carryforwards of approximately $18, which expire between 2003 and 2012. Utilization of these credits may be limited in the same manner as the NOLs, as described above.


Note 13.  Employee Benefit Plans

Pension and Retirement Plans

The Company has a defined benefit plan for virtually all full-time salaried employees and certain non-union hourly employees. The Company's funding policy for its plans is to fund the minimum annual contribution required by applicable regulations.


The reconciliation of the funded status of the plans at December 28, 2002 and December 29, 2001 is as follows:

                                                              2002        2001
Change in Projected Benefit Obligation ("PBO")
During Measurement Period
  PBO, November 30 of previous year                       $ 45,604    $ 47,750

  Service Cost                                                 280         217
  Interest Cost                                              3,128       3,106
  Actuarial (Gain)/Loss                                      1,567      (2,678)
  Benefits Paid                                             (3,019)     (2,791)
  PBO, November 30                                        $ 47,560    $ 45,604

Change in Plan Assets During the Measurement Period
  Plan Assets at Fair Value, November 30
   of previous year                                                   $ 43,724
$ 47,944
  Actual Return on Plan Assets                              (3,946)     (2,286)
  Employer Contributions                                       486         857
  Benefits Paid                                             (3,019)     (2,791)
  Plan Assets at Fair Value, November 30                  $ 37,245    $ 43,724


The reconciliation of the Prepaid/(Accrued) for the plans at December 28, 2002 and December 29, 2001 is as follows:
                                                         2002         2001
Reconciliation of Prepaid/(Accrued)
  Funded Status of the Plan                         $ (10,315)     $(1,880)
  Unrecognized Net (Gain)/Loss                         16,804        4,878
  Unrecognized Prior Service Cost                        (312)        (357)
  Unrecognized Net Transition (Asset)/Obligation           97        3,161
  Net Amount Recognized                             $   6,274      $ 5,802

  Prepaid Benefit Cost                              $      --      $ 3,785
  Accrued Benefit Liability                            (9,249)      (2,736)
  Accumulated Other Comprehensive Income               15,523        4,753
  Net Amount Recognized                             $   6,274      $ 5,802

Components of Net Periodic Benefit Cost for Fiscal Year

                                               2002         2001          2000

Service Cost                               $    280     $    217      $    569
Interest Cost                                 3,128        3,106         3,311
Expected Return of Plan Assets               (3,594)      (3,987)       (4,026)
Amortization of Unrecognized:
   Net Loss                                     218           86           110
   Prior Service Cost                           (45)         (45)          (59)
   Net Transition (Asset)/Obligation             27           27            27
Net Periodic Pension (Income)/Cost         $     14     $   (596)     $    (68)

Other Comprehensive (Loss)/Income          $(10,770)    $   (419)     $ (1,533)

Accrued Benefit Obligation, November 30    $ 46,494     $ 44,456      $ 46,715
Assumptions used in accounting for defined benefit pension plans are as follows:


                                                2002         2001        2000
                                              Qualified    Qualified   Qualified
                                                Plans        Plans       Plans

 Discount rate                                  6.75%        7.00%        7.50%
 Rate of increase in compensation levels        4.00%        5.00%        5.00%
 Expected long-term rate of return on assets    8.50%        8.50%        8.50%

Assets of the Company's qualified plans are invested in directed trusts. Assets in the directed trusts are invested in common and preferred stocks, corporate bonds, money market funds and U.S. government obligations.

The Company also contributes to certain union retirement and insurance funds established to provide retirement benefits and group life, health and accident insurance for eligible employees. The total cost of these contributions was $2,751, $2,112 and $2,330 in 2002, 2001 and 2000, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits for employees in the union administered plans are not determinable from information available to the Company.

Long Term Savings and Investment Plan

The Company sponsors the Salant Corporation Long Term Savings and Investment Plan, under which eligible employees may contribute up to 50% of their annual compensation, subject to certain limitations, to a fixed income fund and/or selected mutual funds. The Company contributes a minimum matching amount of 20% of the first 6% of a participant's annual compensation that the participant elects to contribute under the plan, and may contribute an additional discretionary amount. In 2002, 2001 and 2000 Salant's aggregate contributions to the Long Term Savings and Investment Plan amounted to $92, $115 and $111, respectively.


Note 14.  Stock Options and Shareholder Rights

The Salant Corporation 1999 Stock Award and Incentive Plan (the "Incentive Plan") provides for the issuance of stock options to employees, executive officers and directors to purchase common stock. The Incentive Plan also provides that the decision to grant any additional stock options and the administration of the Incentive Plan will be at the discretion of the non-management members of the board of directors of Salant.

The following table summarizes stock option transactions during 2000, 2001 and 2002:
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                              Shares      Price Range    Price

Options outstanding at January 1, 2000         914,945   $4.125-5.875    $4.13
Options granted during 2000                     33,000     $2.50-2.87    $2.64
Options exercised during 2000                        0
Options surrendered or cancelled during 2000  (134,001)  $4.125-5.875    $4.16
Options outstanding at December 30, 2000       813,944    $2.50-4.125    $4.07
Options granted during 2001                    217,500          $1.64    $1.64
Options exercised during 2001                        0
Options surrendered or canceled during 2001    (76,667)   $1.64-4.125    $3.53
Options outstanding at December 29, 2001       954,777    $1.64-4.125    $3.56
Options granted during 2002                     25,000          $2.35    $2.35
Options exercised during 2002                        0
Options surrendered or cancelled during 2002   (49,166)   $1.64-4.125    $3.39
Options outstanding at December 28, 2002       930,611    $1.64-4.125    $3.53

Options exercisable at December 28, 2002       848,956    $1.64-4.125    $3.70

Options exercisable at December 29, 2001       814,291    $1.64-4.125    $3.88


The following tables summarize information about outstanding stock options as of December 28, 2002 and December 29, 2001:

                                                 Options Outstanding                        Options Exercisable

                                                       Weighted Average
                                          Number           Remaining         Weighted          Number          Weighted
                                      Outstanding at   Contractual Life      Average       Exercisable at      Average
      Range of Exercise Price            12/28/02                         Exercise Price      12/28/02      Exercise Price

               $1.64                     195,834             8.92             $1.64           130,844           $1.64
            $2.35-$2.87                    40,500            8.89             $2.51            23,835           $2.62
              $4.125                     694,277             6.78             $4.13           694,277           $4.13

           $1.64-$4.125                  930,611             7.32             $3.53           848,956           $3.70



                                                       Weighted Average
                                          Number           Remaining         Weighted          Number          Weighted
                                      Outstanding at   Contractual Life      Average       Exercisable at      Average
      Range of Exercise Price            12/29/01                         Exercise Price      12/29/01      Exercise Price

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


In summary, as of December 28, 2002, there were 1,111,111 shares of common stock reserved for the issuance of stock options of which 180,500 shares of common stock were available for future grants of stock options or awards.


All stock options are granted at fair market value of the common stock at the grant date. The weighted average fair market value of the common stock for which stock options were granted during 2002, 2001 and 2000 was $2.35, $1.64 and $2.64, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rate of 3.00%, 4.00% and 6.00%; expected dividend yield of 0% for all years; expected life of 5.50, 5.75 and 5.25 years; and expected volatility of 145%, 98% and 316%. The outstanding stock options at December 28, 2002 have a weighted average contractual life of 7.32 years.

The Company accounts for the stock option plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income/(loss) for 2002, 2001 and 2000 would have been $19,405, $(2,175) and $12,338, respectively. The Company's pro forma net income/(loss) per basic share for fiscal 2002, 2001 and 2000 would have been $2.07, $(0.22) and $1.25, respectively.

Note 15.  Deferred Liabilities
                                     December 28,          December 29,
                                             2002                  2001

Deferred pension obligations              $ 8,564               $ 2,898

Deferred rent                               1,541                 1,479
                                          $10,105               $ 4,377

Note 16.  Commitments and Contingencies

Lease Commitments -- The Company conducts a portion of its operations in premises occupied under leases expiring at various dates through 2013. Certain of the leases contain renewal options. Rental payments under certain leases may be adjusted for increases in taxes and operating expenses above specified amounts. In addition, certain of the leases for retail outlet stores contain provisions for additional rent based upon sales.

In 2002, 2001 and 2000, rental expense was $5,588, $5,653 and $3,891, respectively. As of December 28, 2002, future minimum rental payments under noncancelable operating leases (exclusive of renewal options, percentage rentals, and adjustments for property taxes and operating expenses) were as follows:

             Fiscal Year

             2003                                                    5,925
             2004                                                    5,780
             2005                                                    5,214
             2006                                                    4,286
             2007                                                    3,878
             Thereafter                                             18,031
                Total (Not reduced by minimum                     $ 43,114
                               sublease rentals of $15,909)


Employment Agreements -- The Company has employment agreements with certain executives, which provide for the payment of compensation aggregating approximately $2,496 in 2003 and $475 in 2004. In addition, such employment agreements provide for incentive compensation based on various performance criteria.

Note 17.  Discontinued Operations

In December 1998, the Company discontinued the operations of its Children's Group, which produced and marketed children's blanket sleepers, pajamas, sleepwear and underwear primarily using a number of well-known licensed characters and trademarks.

In fiscal 2002 the Company recorded $31 of income related to favorable settlement of liabilities related to the Children's Group. At the end of fiscal 2002, $446 remained in the reserve, all of which related to severance and the other miscellaneous closing costs which, the Company expects to utilize during fiscal 2003.

For the fourth quarter of fiscal 2001, the Company recorded income of $273 related to better than anticipated recovery on the settlement of liabilities related to the Children's Group. At the end of fiscal 2001, $461 remained in the reserve of which approximately $350 was for severance and the remaining balance related to the settlement of liabilities and other closing costs. As of December 29, 2001, the Children's Group had assets of $9, accrued liabilities of $41 and a reserve of $461, resulting in net liabilities of discontinued operations of $493.

For the fourth quarter of fiscal 2000, the Company recorded income of $569 related to better than anticipated recovery on the sale of assets (primarily real estate holdings) related to the Children's Group. At the end of fiscal 2000, $550 remained in the reserve of which approximately $350 was for severance and the remaining balance related to the disposal of assets and other costs. As of December 30, 2000, the Children's Group had assets of $30, accrued liabilities of $224 and a reserve of $550, resulting in net liabilities of discontinued operations of $744.

Note 18.  Accumulated Other Comprehensive Income/(Loss)

                                                                     Accum-
                                       Foreign        Minimum       ulated
                                       Currency       Pension        other
                                      Translation    Liability      Compre-
                                       Adjust-        Adjust-       hensive
                                        ments          ments         Income/
                                                                     (Loss)
2002

  Beginning of the year balance     $  (113)      $   (4,753)     $   (4,866)
  12 month change                        (4)         (10,770)        (10,774)
  End of the year balance            $ (117)       $ (15,523)      $ (15,640)




                                                                     Accum-
                                       Foreign        Minimum        ulated
                                       Currency       Pension        other
                                     Translation     Liability      Compre-
                                       Adjust-        Adjust-       hensive
                                        ments          ments         Income/
                                                                     (Loss)
2001

  Beginning of the year balance      $ (118)         $(4,334)        $(4,452)
  12 month change                         5             (419)           (414)
  End of the year balance            $ (113)         $(4,753)        $(4,866)

2000

  Beginning of the year balance      $ (143)        $ (2,801)       $ (2,944)
  12 month change                        25           (1,533)         (1,508)
  End of the year balance            $ (118)        $ (4,334)       $ (4,452)



Note 19.  Quarterly Financial Information (Unaudited)

                       Fiscal year ended December 28, 2002

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $251,903      $78,169       $63,811      $49,648      $60,275
Gross profit                                   74,084       24,977        18,756       14,270       16,081
Net income                                     19,553       13,608         4,282        1,200          463
Diluted earnings per share                      $2.06        $1.55        $0.47        $0.12         $0.05

                       Fiscal year ended December 29, 2001

                                                Total      4th Qtr.     3rd Qtr.      2nd Qtr.     1st Qtr.

Net sales                                    $207,773      $59,199       $55,098      $44,028      $49,448
Gross profit                                   45,425       10,410        12,858       11,644       10,513
Net (loss)/income                              (1,876)      (1,193)        1,409          307       (2,399)
Diluted (loss)/earnings per share              $(0.19)      $(0.12)       $0.14        $0.03        $(0.24)


Reference is made to Notes 3, 12 and 17 concerning fourth quarter adjustments during the years ended December 28, 2002 and December 29, 2001.

Note 20. Legal Proceedings

The Company is a defendant in several legal actions. In the opinion of the Company's management, based upon the advice of the respective attorneys handling such cases, such actions are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

Note 21.  Subsequent Events

On February 3, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Perry Ellis International, Inc., a Florida corporation ("PEI") and Connor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of PEI.

Under the terms of the Merger Agreement, PEI will acquire the Company in a stock/cash transaction with a total merger consideration of approximately $91,000,000, comprised of approximately $52,000,000 in cash and approximately $39,000,000 worth of newly issued shares of PEI common stock (the "Merger"). Each holder of outstanding common stock of the Company will receive approximately $9.3691 per share comprised of at least $5.3538 per share of cash and up to $4.0153 per share of PEI common stock. The Merger Agreement provides that the maximum number of shares of PEI common stock to be issued in the Merger is limited to 3,250,000, in which case the remaining merger consideration will be paid in cash. The exact fraction of a share of PEI common stock that the Company stockholders will receive for each of their shares will be determined based on the Nasdaq average closing sale price of the PEI common stock for the 20-consecutive trading day period ending three trading days prior to the closing date. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of PEI.

The Merger has been approved by all of the members of the Board of Directors of the Company. The Merger requires that a majority of the stockholders of the Company approve the Merger and that a majority of the stockholders of PEI approve the issuance of up to 3,250,000 shares of PEI's common stock in connection with the Merger Agreement, and is subject to SEC approval, Hart-Scott-Rodino regulatory review, the absence of material adverse changes, and certain other customary closing conditions. Stone Ridge Partners LLC is serving as financial advisor to the Company and has delivered a fairness opinion to the Company's board of directors. In addition, George Feldenkreis, PEI's Chairman and CEO, and Oscar Feldenkreis, PEI's President and COO, have each agreed to vote the PEI shares they control in favor of the issuance of the PEI common stock in the transaction. Pursuant to the Merger Agreement, PEI also agreed to file and maintain in effect a registration statement for the Company's affiliates to enable them to resell shares of PEI common stock they receive in the Merger without legal restriction. The Company has amended the Rights Agreement dated May 17, 2002, between the Company and Mellon Investor Services LLC to provide that the Merger will not trigger any rights or events thereunder. It is anticipated that the Merger will be consummated in June 2003.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information, as of March 6, 2003 with respect to the members of the Board of Directors (the "Board of Directors"), the Chief Executive Officer and each of the four most highly compensated other executive officers of the Company (the "Named Executive Officers"):

                                                                                   First           Term
Name                        Age        Positions and Offices                       Elected        Expires

Michael J. Setola            44        Chairman of the Board and                    1998            2005
                                       Chief Executive officer
G. Raymond Empson            65        Director                                     1999            2004
Ben Evans                    73        Director                                     1999            2004
Rose Peabody Lynch           53        Director                                     1999            2005
Awadhesh K. Sinha            57        Chief Operating Officer and
                                       Chief Financial Officer
William O. Manzer            50        President of Perry Ellis Menswear Division
Jerry J. Kwiatkowski         41        Executive Vice President of Design
Howard Posner                47        Executive Vice President of Global Sourcing


         Biographical information concerning the directors and Named Executive Officers is set forth below:

         Michael J. Setola was appointed as a member of the Board of Directors and its Chairman on December 29, 1998, at which time he was also appointed Chief Executive Officer of the Company. Prior to that time, Mr. Setola served as President of Salant's Perry Ellis Division since January 1994 and President of Salant's Children's Division from October 1991 to January 1994.

         G. Raymond Empson was appointed as a member of the Board of Directors on May 11, 1999. Mr. Empson has served as the Chief Executive Officer, President and director of Keep America Beautiful, Inc., a non-profit, public education organization dedicated to the enhancement of American communities through beautification, litter prevention, recycling and neighborhood improvement programs since 1997. Prior to that, from 1994 to early 1997, Mr. Empson was an independent business consultant to institutional investors, boards of directors and corporate management with respect to strategic and operational issues. From 1991 to 1994, he was President and Chief Executive Officer of Collection Clothing Corp. Prior to that, until 1990, Mr. Empson was President and Chief Executive Officer of Gerber Childrenswear, Inc. From 1976 to 1986, he was Executive Vice President of Buster Brown Apparel, Inc.

         Ben Evans was appointed as a member of the Board of Directors on May 11, 1999. From 1989 until his retirement in 1999, Mr. Evans was a consultant for Ernst & Young in its corporate financial services group, concentrating in the bankruptcy area. He became a partner at that firm in 1968. From 1978 through 1989, Mr. Evans was a member of the corporate financial service group of Ernst & Whinney, a predecessor firm to Ernst & Young, concentrating on bankruptcy assignments, generally on behalf of unsecured creditors' committees, with special emphasis in the apparel, retailing, food, drug and pharmaceutical industries. Mr. Evans joined S.D. Leidesdorf & Company, a predecessor firm to Ernst & Young, in 1954 as a junior accountant. Mr. Evans is also a director of Hampton Industries, Inc. and Factory Card and Party Outlet Corporation.

         Rose Peabody Lynch was appointed as a member of the Board of Directors on May 11, 1999. Ms. Lynch has served as the President of Market Strategies, LLC, a marketing strategy consulting firm based in New York City since 1999 when she founded the firm. From 1996 to 1999 Ms. Lynch was an independent consultant. From 1993 to 1996 Ms. Lynch was the Vice President and General Merchandise Manager of Victoria's Secret Bath and Fragrance in Columbus, Ohio. Prior to that, Ms. Lynch was President of Trowbridge Gallery, from 1989 to 1993. From 1987 to 1989 Ms. Lynch was President of Danskin, Inc. From 1982 to 1987 Ms. Lynch held marketing director positions at Elizabeth Arden and Charles of the Ritz.

         Awadhesh K. Sinha was elected Chief Financial Officer of Salant in February 1999 and to the additional office of Chief Operating Officer in July 1999. Prior to this time, Mr. Sinha was Executive Vice President of Operations and Chief Financial Officer of the Perry Ellis Division since 1998, Executive Vice President and Chief Financial Officer of the Perry Ellis Division since 1992, and Vice President of Finance of the Manhattan Industries Group since 1983. Mr. Sinha joined the Company as a Division Controller in 1981.

         William O. Manzer was appointed President of the Perry Ellis Menswear Division in May, 2000. Prior to this time, Mr. Manzer was Executive Vice President of Merchandising for the Company as of May, 1999 and Executive Vice President of Merchandising of the Perry Ellis Division since January, 1995.

         Jerry J. Kwiatkowski was appointed Executive Vice President of Design for the Company in May, 1999. Prior to this, Mr. Kwiatkowski was Vice President of Design for the Perry Ellis Division since June 1994.

         Howard Posner was appointed Executive Vice President of Sourcing for the Company in May, 1999. Prior to this, Mr. Posner was Executive Vice President of Global Sourcing for the Company since 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and holders of more than 10% of the common stock to file with the SEC reports of ownership and changes in beneficial ownership of common stock and other equity securities of the Company on Forms 3, 4 and 5. Based on the Company's review of the copies of such reports received by the Company, the Company believes that for the 2002 fiscal year, all
Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION


         The following table sets forth all compensation awarded or earned for fiscal years 2000 through 2002 for services in all capacities to the Company by the Named Executive Officers.

                                                             Summary Compensation Table

                                                           Annual                     Long Term
                                                      Compensation(1)                Compensation
                                                                                 Number of Securities
                                                                                  Underlying Options       All Other
    Name and Principal Position                 Year     Salary ($)   Bonus ($)        Granted          Compensation ($)


   Michael J. Setola                           2002         850,000   1,147,500                0              46,360 (2)
   Chairman of the Board of Directors          2001         773,558           0           37,500              46,260 (2)
   and Chief Executive Officer                 2000         699,038     700,000                0              46,260 (2)

   Awadhesh K. Sinha                           2002         420,000     399,000                0              10,360 (3)
   Chief Operating Officer                     2001         400,000           0           20,000              10,260 (3)
   and Chief Financial Officer                 2000         349,520     210,000                0              10,260 (3)

   William O. Manzer                           2002         442,917     379,525                0               4,800 (3)
   President of Perry Ellis Menswear(4)        2001         425,000           0           20,000               4,800 (3)
                                               2000         310,962     175,000                0               4,150 (3)

   Howard Posner                               2002         325,000     231,000                0               8,920 (3)
   Executive Vice President of  Sourcing       2001         296,923           0           10,000               8,820 (3)
                                               2000         277,692      98,000                0               8,720 (3)

   Jerry J. Kwiatkowski                        2002         336,250     236,250                0               6,000 (3)
   Executive Vice President of Design          2001         326,923           0            5,000               6,000 (3)
                                               2000         308,462     108,500                0               8,054 (3)

 (1)     Includes amounts earned in fiscal year, whether or not deferred.
 (2)     Consists of (i) housing allowance of $36,000, (ii) auto allowance and
         (iii) matching contributions under the Company's Long Term Savings and Investment Plan (the "Savings Plan").
 (3) Consists of (i) auto allowance and (ii) matching contributions under the Savings Plan. (4) Mr. Manzer was appointed President of Perry Ellis Menswear in May, 2000.

Option Grants for Fiscal Year 2002

         None of the members of the Board of Directors and Named Executive Officers received any option grants during the last completed fiscal year.

Option Exercises and Values for Fiscal Year 2002

         None of the Named Executive Officers exercised any stock options during fiscal year 2002.

         The following table sets forth, as of December 28, 2002, for each of the Named Executive Officers, (i) the total number of unexercised options to purchase common stock (exercisable and unexercisable) held at December 28, 2002 and (ii) the value of such options which were in-the-money at December 28, 2002 (based on the difference between the closing price of the common stock on December 27, 2002, the last trading day of the fiscal year ended December 28, 2002 and the exercise price of the option). The Company has not issued any stock appreciation rights.

                  Aggregated Fiscal Year-End 2002 Option Values



                                                                                        Value of Unexercised
                                      Number of Securities Underlying                   In-the-Money Options
                                              Unexercised Options                       at Fiscal Year-End(1)
                                             at Fiscal Year-End
Name                                                                             Exercisable     Unexercisable(2)
                                      Exercisable          Unexercisable(2)
Michael J. Setola                       302,777                  12,500           $ 205,944           $ 37,000
Awadhesh K. Sinha                       113,334                   6,666           $  86,969           $ 19,731
William O. Manzer                        63,334                   6,666           $  63,219           $ 19,731
Howard Posner                            56,667                   3,333           $  43,484           $  9,866
Jerry J. Kwiatkowski                     53,334                   1,666           $  33,619           $  4,931


(1) The closing price of the common stock on December 27, 2002, the last trading day of the 2002 fiscal year, was $4.60 per share.

(2)  On the  occurrence  of a change of control  (as  defined  in the  Incentive
     Plan), these shares will become fully exercisable.

Salant Corporation Retirement Plan

         Salant sponsors the Salant Corporation Retirement Plan (the "Retirement Plan"), a noncontributory, final average pay, defined benefit plan. A participant becomes vested upon completion of 5 years of service. The Retirement Plan provides pension benefits and benefits to surviving spouses of participants who die prior to retirement. The following table shows the annual pension benefits which would be payable to participants of the Retirement Plan at normal retirement after specific periods of service at selected salary levels, assuming the continuance of the Retirement Plan.

                    ESTIMATED ANNUAL PENSION PAYABLE TO PARTICIPANTS UPON RETIREMENT AT AGE 65


            Average Annual Compensation in                         Number of Years of Service (2)
        Highest Five Consecutive Years of the Last 15
                Years Preceding Retirement(1)                10          20           25          30          35
        $ 60,000...................................      $4,187      $8,375      $10,467     $12,560     $14,653
          80,000...................................       6,687      13,373       16,717      20,060      23,403
         100,000...................................       9,187      18,373       22,967      27,560      32,152
         120,000...................................      11,687      23,373       29,217      35,060      40,903
         150,000...................................      15,437      30,873       38,592      46,310      54,028
         180,000...................................      19,187      38,373       47,967      57,560      67,153
         200,000...................................      21,687      43,373       54,217      65,060      75,903


          (1) Effective from 1989 through 1993, no more than $200,000 of compensation (adjusted for inflation) may be recognized for the purpose of computing average annual compensation. Effective 1994 through 2001, no more than $200,000 of compensation may be recognized for such purpose and subsequent to 2001, no more than $200,000 of compensation (adjusted for inflation) may be recognized for such purpose.

          (2) Messrs. Setola, Sinha, Posner, Kwiatkowski and Manzer have, respectively, 11 years, 21 years, 24 years, 9 years, and 8 years of credited service under the Retirement Plan.

         (3) The estimated pension amounts payable to members upon retirement are computed based on a life annuity payable at age 65 and are not subject to any deduction for social security amounts due the employee.

Directors Compensation

Directors who are not employees of Salant are paid an annual retainer of $13,000 and an additional fee of $600 for attendance at each meeting of the Board of Directors or of a committee of the Board of Directors (other than the Executive Committee) as well as $5,000 per year for service on the Executive Committee, $3,000 per year for service on the Audit Committee, $2,000 per year for service on the Compensation Committee, $2,000 per year for service on the Qualified Plan Committee, and $1,000 per year for service on the Nominating Committee. In addition, the Chairperson of each Committee is paid an annual fee of $1,000.

Meetings of the Board of Directors and the Committees

         During the 2002 fiscal year, there were six meetings of the Board of Directors. During the 2002 fiscal year, none of the directors attended fewer than 75 percent of the aggregate number of meetings held by (i) the Board of Directors during the period that he or she served as a director, and (ii) the committees of which he or she was a member during the period that he or she served on these committees. In addition, during the 2002 fiscal year, there were six informal meetings of the non-management directors for the purpose of retaining a financial advisor to provide a valuation of the Company and to assist the Company in exploring strategic alternatives.

         The Board of Directors has established five standing committees to assist it in the discharge of its responsibilities.

         The Executive Committee did not formally meet during the 2002 fiscal year. The members of this Committee are Mr. Setola (Chairperson) and Mr. Empson. The Committee, to the extent permitted by law, may exercise all the power of the Board of Directors during intervals between meetings of the Board of Directors.

         The Audit Committee met six times during the 2002 fiscal year. The members of the Committee are Mr. Evans (Chairperson), Mr. Empson and Ms. Lynch. The Committee meets independently with representatives of the Company's independent auditors and reviews the general scope of their work and the results thereof. In addition, the Committee reviews the Company's financial statements and other documents submitted to stockholders and regulators, and affirms the independence of the independent auditors. The Committee also reviews the fees charged by the independent auditors and matters relating to internal control systems, and meets periodically with the Company's Chief Financial Officer. The Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's independent auditors and for recommending to the Board of Directors the selection of Salant's independent auditors.

         The Compensation Committee met four times during the 2002 fiscal year. The members of the Committee are Ms. Lynch (Chairperson), Mr. Empson and Mr. Evans. Until November 2002, when Talton R. Embry resigned from the Board of Directors, the members of the Committee were Mr. Embry (Chairperson), Mr. Empson and Ms. Lynch. The Committee is responsible for reviewing and recommending to the Board of Directors compensation for officers and certain other management employees and for administering and granting awards under the Company's Stock Award and Incentive Plan.

         The Nominating Committee did not formally meet during the 2002 fiscal year. The members of the Committee are Ms. Lynch (Chairperson) and Mr. Evans. The Committee is responsible for proposing nominees for director for election by the stockholders at each Annual Meeting and proposing candidates to fill any vacancies on the Board of Directors. Although there are no formal procedures for stockholders to make recommendations for committee appointments or recommendations for nominees to the Board of Directors, the Board of Directors will consider recommendations from stockholders.

         The Qualified Plan Committee met four times during the 2002 fiscal year. The members of the Committee are Mr. Empson (Chairperson) and Ms. Lynch. The Committee is responsible for overseeing the administration of the Company's pension and savings plans.

Employment   Contracts;   Termination   of  Employment   and   Change-of-Control
Arrangements

         Michael J. Setola Employment Agreement. The Company entered into an employment agreement dated May 17, 1999 with Michael J. Setola (the "Original Setola Agreement") which was amended pursuant to an amendment dated November 25, 2002 (the "Setola Amendment" and collectively with the Original Setola Agreement, the "Setola Agreement") pursuant to which Mr. Setola serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Original Setola Agreement provides for an initial term that ended on December 31, 2000, subject to automatic one year extensions thereafter, unless either party notifies the other, at least 180 days prior to the expiration of the then existing term, of such party's intention not to extend the then existing term, in which case the term will end at the expiration of the then existing term. The Setola Agreement was automatically extended through December 31, 2003. The annual rate of Mr. Setola's base salary for the 2003 calendar year is $925,000. Pursuant to the Setola Amendment, Mr. Setola is no longer entitled to automatic increases in his base salary and Mr. Setola's base salary for each calendar year after the 2003 calendar year shall be paid at an annual rate equal to the rate in effect for the preceding calendar year with increases within the discretion of the Board of Directors. Mr. Setola, pursuant to the Original Setola Agreement, is also eligible to receive an annual incentive bonus for each fiscal year based upon the attainment of targeted pre-tax income set forth in the Company's annual business plan for such fiscal year ("Targeted Income"). The amount of Mr. Setola's annual incentive bonus for the 2000 fiscal year and each fiscal year thereafter is determined as follows: (i) if the Company's actual pre-tax income equals 100% of Targeted Income ("Targeted Income is Attained"), the annual incentive bonus amount is 100% of his base salary for such fiscal year; (ii) if the Company's actual pre-tax income exceeds 100% of Targeted Income ("Targeted Income is Exceeded"), the annual incentive bonus amount is (A) 100% of his base salary for such fiscal year, plus (B) 1% of his base salary for each full 1% by which the Company's actual pre-tax income exceeded the Targeted Income; (iii) if the Company's actual pre-tax income exceeds 90% of Targeted Income but is less than 100% of Targeted Income ("More than 90% of Targeted Income is Attained"), the annual incentive bonus amount is (A) 100% of his base salary for such fiscal year, minus (B) 2% of his base salary for such fiscal year for each full 1% by which the Company's actual pre-tax income is less than Targeted Income; and (iv) if the Company's actual pre-tax income equal 90% of Targeted Income ("90% of Targeted Income is Attained"), the annual incentive bonus amount is 80% of his base salary for such fiscal year. No annual incentive bonus is payable if the Company's actual pre-tax income is less than 90% of Targeted Income. Mr. Setola's annual incentive bonus, if any, is payable within 90 days of the last day of the fiscal year for which it is being paid. In accordance with the foregoing, Mr. Setola's annual incentive bonus in respect of the 2002 fiscal year was $1,147,500. In 1999 Mr. Setola received a grant of non-qualified options (pursuant to the Original Setola Agreement and the Company's Stock Award and Incentive Plan) to purchase 2.5% of then issued and outstanding shares of the Company's common stock on a fully diluted basis, exercisable at a per share exercise price of $4.125 (the "Guaranteed Options"). The Guaranteed Options were fully vested as of December 31, 2000. Additional options may be granted to Mr. Setola in the Board of Director's discretion. Mr. Setola is required, pursuant to the Original Setola Agreement, to devote substantially all of his business time to the affairs of the Company and, subject to certain excluded activities, generally is restricted during the term of his employment and in the event his employment is terminated until the later of the last day of the then existing employment term (without giving effect to any termination of employment) or the Severance Period (as defined below) (the period of restriction is collectively referred to as, the "Restricted Period"), from being engaged in the design, manufacture and/or wholesale or retail sale of designer men's apparel (and or such other additional business in which the Company or its subsidiaries becomes engaged) and for the Restricted Period plus an additional year following the Restricted Period, from hiring or soliciting any person who is employed by the Company on the termination date and whose annual salary is equal to or greater than $100,000. Mr. Setola may reduce the length of the Restricted Period by waiving any payments or benefits otherwise payable during any applicable Severance Period. Mr. Setola is also bound by standard confidentiality obligations and has the right to indemnification on the same terms as the Company's other directors and officers.

         The Original Setola Agreement provides that if Mr. Setola's employment is terminated by the Company other than for cause (as defined in the Setola Agreement) or other than as a result of his death or disability (as defined in the Setola Agreement) or by Mr. Setola for good reason (as defined in the Setola Agreement), Mr. Setola is entitled to: (i) base salary through the date of termination ("Accrued Salary"); (ii) base salary at the annualized rate then in effect for (A) a 12-month period commencing on the date of termination if such termination occurs prior to a change of control or (B) the period beginning upon such termination and ending on the earlier of the 12-month anniversary of such termination or December 31, 2000 if such termination occurs after a change of control ("Severance Period"); (iii) pro-rated annual incentive bonus ("Pro-Rated Bonus"); (iv) continued participation in the Company's benefit plans (to the extent permissible under such benefit plans and applicable law) until the earlier of the last day of the Severance Period and the day Mr. Setola receives equivalent coverage from a subsequent employer (determined on a benefit plan by benefit plan basis); (v) the right to exercise all vested and unvested stock options then held by Mr. Setola ("Exercise of All Options") until the earlier of the 6-month anniversary of the date of termination and the last day of the exercise period of each such stock option (the "Expiration Date"); and (vi) any other amounts earned, accrued or owing to Mr. Setola through the date of termination but not yet paid ("Other Amounts Accrued"). If Mr. Setola's employment is terminated at the end of the term following notification by the Company of its intention not to extend the term, the Original Setola Agreement provides that Mr. Setola is entitled to the same payments and benefits as upon a termination by the Company without cause, except that the Severance Period is twelve months and that with respect to any stock options then held by Mr. Setola, Mr. Setola shall have the right to exercise only vested stock options until the earlier of the 60th day following the date of such termination or the Expiration Date. Should Mr. Setola's employment terminate due to his death or disability, the Original Setola Agreement provides that Mr. Setola is entitled to receive: (i) Accrued Salary; (ii) Pro-Rated Bonus; (iii) in the case of death, a lump sum cash payment equal 3 months base salary at the then current rate; (iv) Exercise of All Options until the earlier of the first anniversary of the date of such termination or the Expiration Date; (v) Other Amounts Accrued; and (vi) in the case of disability, benefits equal to the benefits provided under the Company's long term disability insurance plan. If Mr. Setola's employment is terminated by him other than for good reason or by the Company for cause, the Original Setola Agreement provides that Mr. Setola is entitled to receive: (i) Accrued Salary; and (ii) Other Accrued Amounts, and all options then held by Mr. Setola (other than the Guaranteed Options) shall be forfeited. Pursuant to the Original Setola Agreement, the Company shall pay all legal fees incurred by Mr. Setola as a result of a breach by the Company of its obligations under the Setola Agreement following a termination of Mr. Setola's employment or if Mr. Setola is the prevailing party in any proceeding to enforce the terms of the Setola Agreement.

         A termination by Mr. Setola of his employment, upon not less than sixty days notice, at any time following a change of control (as defined in the Original Setola Agreement) will be treated as a termination for good reason. Pursuant to the Setola Amendment, the sixty-day notice period was eliminated, entitling Mr. Setola to terminate his employment for good reason upon written notice to the Company at any time on or following the occurrence of a change of control. Additionally, pursuant to the Setola Amendment, upon a change of control and irrespective of whether Mr. Setola's employment is terminated, Mr. Setola will receive (i) in lieu of any severance payments, a lump sum cash payment in an amount equal to 216% of the annual rate of his base salary for the 2003 calendar year, plus an additional payment in an amount equal to 54.27% of the annual rate of his base salary for the 2003 calendar year if the change of control is negotiated by and approved by the Board of Directors (which is approximately $2,5000,000 collectively) and (ii) his annual incentive bonus pro-rated through the date of the change of control, payable upon the change of control. The cash payment made in lieu of severance shall not affect Mr. Setola's right to continued benefits upon termination of his employment. The Setola Amendment also provides that the Restricted Period will end on the date of the change of control. In addition, the Original Setola Agreement provides that if the aggregate value derived by Mr. Setola from the Guaranteed Options is less than an amount equal to the greater of (A) 0.8% of the aggregate value of the consideration received by the Company or its shareholders in connection with the change of control and (B) $675,000, Mr. Setola will receive a lump sum cash payment equal to the difference, subject to adjustment to account for the disposal of any shares acquired by Mr. Setola upon exercise of any Guaranteed Options.

         Awadhesh K. Sinha Employment Agreement. On February 1, 1999 the Company entered into an employment agreement with Awadhesh K. Sinha which was amended by agreements dated July 1, 1999 and March 28, 2001 (collectively, the "Original Sinha Agreement") and was further amended by agreements dated December 27, 2002 and January 31, 2003 (the December 27, 2002 and the January 31, 2003 agreements collectively referred to as the "Sinha Amendment," and collectively with the Original Sinha Agreement, the "Sinha Agreement") pursuant to which Mr. Sinha serves as Chief Operating Officer and Chief Financial Officer of the Company. Except as set forth below the terms and conditions of the Original Sinha Agreement are generally similar to those of the Original Setola Agreement. The initial term of the Original Sinha Agreement ended on December 31, 2001. The Original Sinha Agreement was automatically extended through December 31, 2003. The annual rate of Mr. Sinha's base salary for the 2003 calendar year is $420,000. The amount of Mr. Sinha's annual incentive bonus is determined in the same manner as Mr. Setola's annual incentive bonus except that: (i) if Targeted Income is Attained, the bonus amount is 60% of his base salary for such fiscal year; (ii) if Targeted Income is Exceeded, the annual incentive bonus amount is
(A) 60% of his base salary for such fiscal year, plus (B) 1% of his base salary for each full 1% by which the Company's actual pre-tax income exceeded the Targeted Income; (iii) if More Than 90% of Targeted Income is Attained, the annual incentive bonus amount is (A) 100% of his base salary for such fiscal year, minus (B) 1.2% of his base salary for such fiscal year for each full 1% by which the Company's actual pre-tax income is less than Targeted Income; and (iv) if 90% of Targeted Income is Attained, the annual incentive bonus amount is 48% of his base salary for such fiscal year. In accordance with the foregoing, Mr. Sinha's annual incentive bonus in respect of the 2002 fiscal year was $399,000. Pursuant to the Original Sinha Agreement, the Severance Period upon a termination of Mr. Sinha's employment by the Company without cause or by him for good reason is the longer of twelve months from the date of termination or the remainder of the then existing employment term. In 1999, Mr. Sinha received (pursuant to the Original Sinha Agreement and the Stock Award and Incentive
Plan) a grant of non-qualified options to purchase 100,000 shares of the Company's common stock.

         Pursuant to the Original Sinha Agreement, a termination by Mr. Sinha of his employment upon a change of control (as defined in Original Sinha Agreement and amended by the Sinha Amendment) will be treated as a termination for good reason (as defined in the Original Sinha Agreement). The Sinha Amendment requires that Mr. Sinha exercise such right within six months of the date of the change of control. Pursuant to the Sinha Amendment, upon a change of control and irrespective of whether Mr. Sinha's employment is terminated at the time of such change of control, Mr. Sinha will receive a lump sum cash payment (which payment is lieu of any severance payments only if Mr. Sinha's employment is terminated upon a change of control) in an amount equal to 150% of the annual rate of his base salary then in effect which amount based upon his current base salary would be $630,000. The cash payment made in lieu of severance shall not affect Mr. Sinha's right to continued benefits upon termination of his employment. In addition, the Sinha Amendment provides that Mr. Sinha will receive an additional lump sum cash payment equal to 60% of the annual rate of his base salary then in effect on the earlier of the six-month anniversary of the change of control, or, if earlier, the termination of Mr. Sinha's employment on or after the change of control by the Company other than for cause (as defined in the Original Sinha Agreement) or other than due to Mr. Sinha's death or disability (as defined in the Original Sinha Agreement) or by Mr. Sinha for good reason, which amount based upon his current base salary would be $252,000. The Sinha Amendment enables Mr. Sinha, either six months following a change of control or upon a termination of his employment by the Company without cause, to reduce the length of the applicable Restricted Period by waiving any payments or benefits otherwise payable during any applicable Severance Period. The Sinha Amendment also contains a change of control definition that consolidates several definitions of change of control which were part of the Original Sinha Agreement, and a provision that provides for a reduction of the payments and/or benefits payable to Mr. Sinha if such payments or benefits constitute excess parachute payments under the Internal Revenue Code of 1986, as amended.

         William O. Manzer Employment Agreement. On March 13, 2000 the Company entered into an employment agreement with William O. Manzer which was amended by an agreement dated July 27, 2001 (the "Original Manzer Agreement"), and further amended by an agreement dated January 31, 2003 (the "Manzer Amendment" and collectively with the Original Manzer Agreement, the "Manzer Agreement") pursuant to which Mr. Manzer serves as President, Perry Ellis Menswear. Except as set forth below the terms and conditions of the Original Manzer Agreement are generally similar to those of the Original Sinha Agreement. The Original Manzer Agreement has an initial term that ended on March 12, 2002, subject to automatic renewal annually. The Manzer Agreement was automatically extended through March 12, 2004. The annual rate of Mr. Manzer's base salary for the 2003 calendar year is $446,500. The amount of Mr. Manzer's annual incentive bonus is determined in the same manner as Mr. Sinha's annual incentive bonus except that: (i) if Targeted Income is Attained, the annual incentive bonus amount is 50% of his base salary for such fiscal year; (ii) if Targeted Income is Exceeded, the annual incentive bonus amount is (A) 50% of his base salary for such fiscal year, plus (B) 1% of his base salary for each full 1% by which the Company's actual pre-tax income exceeded the Targeted Income; (iii) if More Than 90% of Targeted Income is Attained, the annual incentive bonus amount is (A) 100% of his base salary for such fiscal year, minus (B) 1% of his base salary for such fiscal year for each full 1% by which the Company's actual pre-tax income is less than Targeted Income; and (iv) if 90% of Targeted Income is Attained, the annual incentive bonus amount is 40% of his base salary for such fiscal year. In accordance with the foregoing, Mr. Manzer's annual incentive bonus in respect of the 2002 fiscal year was $379,525. Pursuant to the Original Manzer Agreement, Mr. Manzer's Severance Period is 6 months (subject to discontinuation if Mr. Manzer becomes subsequently employed), plus severance in accordance with the Company's severance policy and Mr. Manzer is not entitled to continued participation in the Company's benefit plans following a termination of employment (other than as required pursuant to Company's severance policy or applicable law).

         Pursuant to the Manzer Amendment, a termination by Mr. Manzer of his employment following a change of control (as defined in the Manzer Amendment) based upon the successor company's failure to offer Mr. Manzer continuing employment on specific terms set forth in the Manzer Amendment (the "New Terms") will be treated as a termination for good reason (as defined in the Manzer Amendment) and the ninety day notice period otherwise applicable upon a termination by Mr. Manzer for good reason shall not apply in such case. Following a change of control, Mr. Manzer is entitled, pursuant to the Manzer Amendment, to receive a lump sum cash payment equal to 100% of the annual rate of his base salary then in effect (the "Retention Payment") on the six-month anniversary of the change of control, or, if earlier, upon termination of Mr. Manzer's employment on or after the change of control by the Company other than for cause (as defined in the Manzer Agreement) or other than due to Mr. Manzer's death or disability (as defined in the Manzer Agreement) or by Mr. Manzer for good reason, which amount based upon his current base salary would be $446,500. In addition to the Retention Payment and any other severance and benefits payable to Mr. Manzer, Mr. Manzer shall receive, pursuant to the Manzer Amendment, a lump sum payment equal to 50% of his severance entitlement (the "Enhanced Severance Payment") if Mr. Manzer's employment is terminated on or after the change of control and on or prior to the six-month anniversary of the change of control by the Company other than for cause or other than due to Mr. Manzer's death or disability, or by Mr. Manzer for good reason, which amount based upon his current base salary and entitlements would be $128,798. The Enhanced Severance Payment shall not be payable if Mr. Manzer accepts employment with the successor company on the New Terms. Both the Retention Payment and the Enhanced Severance Payment are payable to Mr. Manzer in addition to (and not in lieu of) any other payments and benefits, including any continuation of salary payments following termination of his employment. The Manzer Amendment also entitles Mr. Manzer to continued participation in the Company's benefit plans (to the extent permissible under such benefit plans and applicable law) until the earlier of the last day of the Severance Period and the day Mr. Manzer receives equivalent coverage from a subsequent employer (determined on a benefit plan by benefit plan basis).

         Jerry Kwiatkowski and Howard Posner Compensation Agreements. On August 24, 1999 the Company entered into an employment agreement with Jerry Kwiatkowski (the "Original Kwiatkowski Agreement") as amended by two letter agreements each dated February 4, 2003 (collectively the "Kwiatkowski Amendment" and the Kwiatkowski Amendment collectively with the Original Kwiatkowski Agreement, the "Kwiatkowski Agreement") pursuant to which Mr. Kwiatkowski serves as Executive Vice President Design. Similarly, on August 24, 1999 the Company entered into an employment agreement with Howard Posner (the "Original Posner Agreement") as amended by two letter agreements each dated December 16, 2002 and two letter agreements each dated January 31, 2003 (collectively, the "Posner Amendment" and the Posner Amendment collectively with the Original Posner Agreement, the "Posner Agreement") pursuant to which Mr. Posner serves as Executive Vice President of Global Sourcing. Except as set forth below, the terms and conditions of the Original Kwiatkowski Agreement and Original Posner Agreement are generally similar to the Original Manzer Agreement. The Original Kwiatkowski Agreement and the Original Posner Agreement have no specified term. The annual rate of Messrs. Kwiatkowski and Posner's base salary for the 2003 calendar year are $352,500 and $345,000, respectively. The salary of each of Messrs. Kwiatkowski and Posner will be reviewed annually for increases. Pursuant to the Original Kwiatkowski Agreement and the Original Posner Agreement, the amount of Messrs. Kwiatkowski's and Posner's annual incentive bonus is determined in the same manner as Mr. Manzer's annual incentive bonus except that: (i) if Targeted Income is Attained, the annual incentive bonus amount is 35% of his base salary for such fiscal year; (ii) if Targeted Income is Exceeded, the annual incentive bonus amount is (A) 35% of his base salary for such fiscal year, plus (B) 1% of his base salary for each full 1% by which the Company's actual pre-tax income exceeded the Targeted Income; (iii) if More Than 90% of Targeted Income is Attained, the annual incentive bonus amount is (A) 100% of his base salary for such fiscal year, minus (B) 0.7% of his base salary for such fiscal year for each full 1% by which the Company's actual pre-tax income is less than Targeted Income; and (iv) if 90% of Targeted Income is Attained, the annual incentive bonus amount is 28% of his base salary for such fiscal year. In accordance with the foregoing, Messrs. Kwiatkowski's and Posner's annual incentive bonuses in respect of the 2002 fiscal year were $236,250 and $231,000, respectively. Messrs. Kwiatkowski and Posner are not entitled to continuation of benefits upon termination of employment (other than as provided under the Company's severance policy or applicable law).

         Pursuant to the Kwiatkowski and Posner Amendments, each of Messrs. Kwiatkowski and Posner are entitled to a Retention Payment in an amount equal to 35% of the annual rate of such executive officer's then current base salary, which amounts based on each executive officer's current base salary would be $123,375 and $120,750 respectively. The Kwiatkowski and Posner Amendments also entitles each of Messrs. Kwiatkowski and Posner to an Enhanced Severance Payment, which amounts based on each executive officer's current base salary would be $203,365 and $252,115, respectively.

Compensation Committee Interlocks and Insider Participation

         There are no interlocking relationships involving the Company's Compensation Committee which require disclosure under the executive compensation rules of the SEC.

Report of the Compensation Committee on Executive Compensation

         This report sets forth the compensation policies that guide decisions of the Compensation Committee with respect to the compensation of the Company's Named Executive Officers. This report also reviews the specific rationale for decisions that affected compensation of the Named Executive Officers including the Chief Executive Officer during the fiscal year, and, in that regard, offers additional insight into the figures that appear in the compensation tables which are an integral part of the overall disclosure of executive compensation. Any consideration of pay-related actions that may become effective in future fiscal years are not reported in this statement.

         Committee Responsibility. The central responsibility of the Compensation Committee is to oversee executive compensation practices for the Company's executive officers. In this capacity, it reviews salaries, benefits, and other compensation paid to the Company's executive officers and recommends actions to the full Board of Directors with respect to these matters. In addition, in light of the Board of Director's decision in 2002 to explore potential strategic financial alternatives for the Company and hire Stone Ridge Partners LLC as a financial advisor to help management and the Board of Directors identify such alternatives, the Compensation Committee reviewed the compensation arrangements for the Company's officers, managers and other key employees whose ongoing contributions to the Company are highly valued in order to ensure that such employees were properly incentivized to remain in the employ of the Company and focus on their duties during the exploration, and potential implementation, of such alternatives, and in the event of a sale of the Company to remain in the employ of the buyer which would be an important consideration in attracting such buyer. Mr. Setola reported management's recommendations to the Compensation Committee at its September 17, 2002 meeting. The Compensation Committee authorized, in principle, various arrangements with senior management and other non-executive personnel, including the change of control payments, the retention (or so called "stay put") bonuses and other severance payments that would be payable if certain events occurred following a change of control of Salant.

         The Compensation Committee also administers the Company's 1999 Stock Award and Incentive Plan and, in this role, is responsible for granting stock options to all of the Company's eligible employees, including its executive officers.

         Executive Compensation Philosophy. In the context of its oversight roles, the Compensation Committee is dedicated to ensuring that the Company's financial resources are used effectively to support the achievement of its short-term and long-term business objectives. In general, it is the policy of the Company that executive compensation: (a) reflect relevant market standards for individuals with superior capabilities so as to ensure that the Company is effectively positioned to recruit and retain high-performing management talent;
(b) be driven substantially by the Company's performance as measured by the achievement of internally generated earnings targets; and (c) provide incentives to create share price appreciation, thereby coordinating the interests of management and shareholders. In addition, the members of the Compensation Committee believe that the Company's current management should be properly incentivized to remain in the employ of the Company during the exploration of strategic financial alternatives, and possible implementation, of any such alternatives, and that keeping current management intact was critical to preserving the value of the Company.

         The members of the Compensation Committee believe that the Company's executive compensation program is well structured to achieve its objectives. These objectives are satisfied within the context of an overall executive compensation system that is comprised of a market driven base salary, performance based incentive bonus compensation, options to purchase the Company's common stock, retention bonus compensation and other severance arrangements.

         Description of Compensation Practices. It is the Company's practice to enter into employment agreements with its executive officers. These agreements specify the various components of compensation, including, among others, base salary and incentive bonus compensation. In addition, it is the Company's practice to enter into severance and other compensation agreements with certain other officers, managers and key employees consistent with industry practice.

         Base Salary. Base salaries for the Company's executive officers are defined in their respective employment agreements, and, in the view of the Compensation Committee, reflect base pay levels that generally are being commanded by high-quality management in the marketplace and are competitive in relation to comparable apparel companies. The Compensation Committee's normal practice is to review each executive officer's salary at the time of contract renewal, at which point adjustments are recommended to ensure consistency with pay expectations in the apparel industry and to reflect the extent of the executive's contribution to corporate performance over time.

         Annual Incentive Bonus. Annual incentive bonus payments to the Company's executive officers are based on the achievement of annual targeted earnings for the Company as set forth in the Company's annual business plan and are intended to motivate the Company's executive officers to maximize their efforts to meet and exceed annual earnings targets. The annual incentive bonuses payable to the Company's executive officers are formula based, as opposed to discretionary. The formulas used to determine the annual incentive bonuses for the Company's executive officers are set forth in the executive officers respective employment agreements. In general, the executive officers earn incremental cash compensation payable as annual incentive bonuses based on the extent to which the Company achieves and exceeds annual earnings targets. The Company's executive officers are paid a fixed percentage of their annual base salary in years when the Company's actual pre-tax income equals 100% of targeted pre-tax income set forth in the Company's annual business plan. The fixed percentage of annual base salary payable as an annual incentive bonus upon achievement of targeted earnings is reduced when the Company's actual earnings fall below targeted earnings, and is increased when the Company's earnings exceed targeted earnings. There is no limit on the overall bonus opportunity; however, in years in which the Company's actual pre-tax income falls below 90% of targeted pre-tax income set forth in the Company's annual business plan, no annual incentive bonus payments are payable. The fixed percentage of annual base payable as an annual incentive bonus upon achievement of targeted earnings, and the percentage reductions and increases when earnings fall below or exceed targeted earnings, are individually negotiated with each executive officer at the time the Company enters into his employment agreement, and as such are reflected in, such executive officer's employment agreement. See "Employment Contracts; Termination of Employment and Change-of-Control Arrangements".

         Severance Arrangements. Severance arrangements, which provide for the continuation of salary (and in certain cases continuation of benefits) following termination of employment for specified reasons, for the Company's executive officers are defined in their respective employment agreements. In the view of the Compensation Committee, the severance arrangements for the executive officers reflect severance arrangements that generally are being commanded by high-quality management in the marketplace and are competitive in relation to comparable apparel companies. Severance is typically provided upon a termination by the Company "without cause" (as defined in the applicable agreement) or by the employee for "good reason" (as defined in the applicable agreement). In certain cases, severance terminates upon, or is subject to offset by earning from, subsequent employment. The Compensation Committee's normal practice is to review each executive officer's severance arrangements at the time of contract renewal, at which point adjustments are recommended to ensure consistency with severance arrangements in the apparel industry and the executive officer's contributions and value to the Company. In addition to the Company's executive officers, certain other officers, managers, and key employees have severance arrangements which are defined in such employee's respective severance or employment letters. While many of the severance or employment letters were entered into in conjunction with the Company's bankruptcy in 1999, the severance or employment letters are generally entered into at the time the employee becomes employed by the Company. As a result of its review the Compensation Committee authorized, in principle, at its September 17, 2002 meeting, severance arrangements for certain employees. The continuation of salary payments for the non-executive officers, managers and key employees generally range from three to six months. Continuation of salary payments are typically paid in lieu of severance that would otherwise be payable under Salant's severance policy.

         Retention Bonuses. The Compensation Committee, as part of it review of the compensation arrangements for management and other key employees in the context of the exploration of strategic financial alternatives, determined that retention bonuses which would be payable on the six month anniversary of a change of control or, if earlier, upon termination of an employee's employment on or after the change of control by the Company "without cause" (as defined in the applicable agreement) or by the employee for "good reason" (as defined in the applicable agreement) would provide select employees with an adequate incentive to remain in the employ of the Company through the exploration process, the potential implementation of a strategic transaction and in the event of a change of control, through the initial transition phase. The Compensation Committee believes that preservation of its management team was essential to maintaining the value and future success of the Company. Each retention bonus is a lump sum cash payment equal to a specified percentage of each eligible employee's base salary which percentage is generally the same as the percentage of base salary payable to such employee as an annual bonus in the event the Company achieves targeted earnings. The Compensation Committee authorized, in principle, retention bonuses to certain executive and non-executive management personnel at its September 17, 2002 meeting and directed Mr. Setola to enter into such agreements with such employees as the employees became aware of the Company's exploration of strategic financial alternatives. Accordingly, on December 16, 2002 the Company entered into retention bonus letters with certain employees who were involved in the exploration of such alternatives (the terms of which were clarified to reflect the full intentions of the Compensation Committee in subsequent amendatory letter agreements entered into on January 31, 2003). The Board of Directors approved the terms of the amendatory letter agreements and ratified all past actions with respect to the retention bonuses at its meeting on January 24, 2003. The remainder of the employees eligible to receive retention bonuses entered into retention bonus letters in early February 2003 following the announcement and public disclosure that the Company had entered into a merger agreement with Perry Ellis International, Inc. ("PEI").

         Enhanced Severance. The Compensation Committee, as part of it review of the compensation arrangements for management and other key employees in the context of the exploration of strategic financial alternatives, determined that in addition to retention bonuses, enhanced severance payments which would be payable if an employee's employment was terminated by the Company "without cause" (as defined in the applicable agreement) or by the employee for "good reason" (as defined in the applicable agreement) during the six month period following a change of control would provide the select employees with an adequate incentive to remain in the employ of the Company through the exploration process, the potential implementation of a strategic transaction and in the event of a change of control, through the initial transition phase. The Compensation Committee believes that preservation of its management team was essential to maintaining the value and future success of the Company. Each enhanced severance payment is a lump sum cash payment equal to 50% of the employee's severance entitlement. The Compensation Committee authorized, in principle, enhanced severance payments to certain executive and non-executive management personnel at its September 17, 2002 meeting and directed Mr. Setola to enter into such agreements with such employees as such employees became aware of the Company's exploration of strategic financial alternatives. Accordingly, on December 16, 2002 the Company entered into enhanced severance letters with certain employees who were involved in the exploration of such alternatives (the terms of which were clarified to reflect the full intentions of the Compensation Committee in subsequent amendatory letter agreements entered into on January 31,
2003). The Board of Directors approved the terms of the amendatory letter agreements and ratified all past actions with respect to the enhanced severance payments at its meeting on January 24, 2003. The remainder of the employees eligible to receive enhanced severance payments entered into enhanced severance letters in early February 2003, following the announcement and public disclosure that the Company had entered into a merger agreement with PEI.

         Stock Award and Incentive Plan. The Company reinforces the importance of producing attractive returns to shareholders over the long term through the operation of its Stock Award and Incentive Plan which provides recipients with the opportunity to acquire an equity interest in the Company and to participate in the increase in shareholder value reflected in an increase in the price of Company shares. Exercise prices of options are ordinarily equal to 100% of the fair market value of the Company's shares on the date of grant of the option. This ensures that executives will derive benefits while shareholders realize corresponding gains. To encourage a long-term perspective, options are assigned a 10-year term, and most options become exercisable in equal installments on the grant date and the first and second anniversaries of the date of grant. Stock options grants to executive officers typically are considered when employment agreements are initiated or renewed. The Compensation Committee bases its decision to grant stock options on (i) competitive factors, (ii) its understanding of current compensation practices in the apparel industry and
(iii) its assessment of individual potential and performance. By granting stock options, the Committee is not only addressing market demands with respect to total compensation opportunities, but is also effectively reinforcing the Company's policy of encouraging executive stock ownership in support of building shareholder value. The Compensation Committee made recommendations for option grants of 25,000 shares to management personnel (other than the Company's executive officers) in 2002.

         Compensation of the Chief Executive Officer. Mr. Setola's compensation for 2002 represents a negotiated rate that reflects market prices for executives of his caliber and experience. Mr. Setola's base salary for fiscal year 2002 was $850,000. Unlike 2001 when Mr. Setola did not earn an annual incentive bonus, Mr. Setola was paid an annual incentive bonus of $1,147,500 in respect of fiscal year 2002, the amount of which was determined in accordance with the bonus formula set forth in Mr. Setola's employment agreement and reflects the Company's attainment of actual pre-tax income in fiscal year 2002 in excess of the targeted pre-tax income for such year as reflected in the Company's annual business plan. Mr. Setola received no fees for his service as Chairman of the Board of Directors and no additional stock options to acquire shares of the Company's common stock in 2002. The Compensation Committee deemed the annual incentive bonus and Mr. Setola's total compensation for fiscal year 2002 appropriate in light of Mr. Setola's contributions to the Company.

         In light of the Board of Director's decision in 2002 to explore potential strategic financial alternatives for the Company and hire Stone Ridge Partners LLC as a financial advisor to help management and the Board of Directors identify such alternatives, members of the Compensation Committee began informally reviewing Mr. Setola's compensation arrangements in late August 2002. The Compensation Committee concluded that Mr. Setola's employment agreement, entered into several years earlier in connection with the Company's bankruptcy, did not provide for any payments to Mr. Setola upon a change of control (including continuation of base salary for the remainder of the renewable one year term in the event of a termination of Mr. Setola's employment following a change of control), was not typical of similar employment agreements for chief executive officers in similar companies, and did not properly reflect Mr. Setola's role in working with Stone Ridge Partners LLC to explore potential strategic financial alternatives as well as in ensuring the viability and success of the Company as an ongoing concern in the event none of the alternatives were found to be beneficial. As part of the process of evaluating potential changes to Mr. Setola's compensation arrangements, the Compensation Committee analyzed, with the advice of Stone Ridge Partners LLC and legal counsel to the Company, comparable compensation arrangements and market standards. Accordingly, following various discussions with Mr. Setola regarding possible amendments to Mr. Setola's employment agreement between November 4, 2002 and November 8, 2002, the Compensation Committee authorized on November 8, 2002 certain amendments to Mr. Setola's employment agreement to provide Mr. Setola with appropriate incentives and to properly compensate him for his role in the exploration of potential strategic financial alternatives for the Company and, in the event of a potential sale of the Company, the marketing of the Company to obtain a premium purchase price for the Company thereby maximizing shareholder value and directed legal counsel to prepare the appropriate amendment to Mr. Setola's employment agreement. The amendment to Mr. Setola's employment agreement which was ultimately entered into on November 25, 2002, consistent with the Compensation Committee's directive of November 8, 2002, provides, among other things, for a cash payment of approximately $2,500,000 to Mr. Setola upon a change of control (in lieu of any continuation of salary payments which would otherwise be payable upon a termination of Mr. Setola's employment on or following a change of control) which the Compensation Committee deemed appropriate in light of Mr. Setola's role in maximizing shareholder value. See "Employment Contracts; Termination of Employment and Change-of-control Arrangements".

         Compensation of the Other Executive Officers. The Compensation Committee undertook a review process with respect to each of the other executive officer's compensation arrangements which was substantially similar to the process it undertook with respect to Mr. Setola. The Compensation Committee approved, in principle, in early November 2002 certain amendments to Mr. Sinha's and Mr. Manzer's employment agreements and directed Mr. Setola to negotiate and have such amendments prepared. Following various discussions in November 2002 and early December 2002 between Mr. Setola and Mr. Manzer, Mr. Manzer ultimately executed the amendment to his employment agreement on December 5, 2002 (the terms of which were clarified to reflect the full intentions of the Compensation Committee in a subsequent amendment entered into on January 31, 2003). Following various discussions in November 2002 and December 2002 between Mr. Setola and Mr. Sinha, and Mr. Setola and members of the Compensation Committee, Mr. Sinha ultimately executed the amendment to his employment agreement on December 27, 2002 (the terms of which were clarified to reflect the full intentions of the Compensation Committee in a subsequent amendment entered into on January 31,
2003). Following the Compensation Committee's approval, in principle, of the retention bonuses and other severance arrangements on September 17, 2002, Mr. Posner and Mr. Kwiatkowski entered into certain letter agreements on December 16, 2002 (the terms of which were clarified to reflect the full intentions of the Compensation Committee in a subsequent amendment entered into on January 31,
2003). The Board of Directors approved all of the above January 31, 2003 clarifications and ratified all past actions with respect to such amendments and letters at its January 24, 2003 meeting. See "Employment Contracts; Termination of Employment and Change-of-Control Arrangements".

         Summary. The Compensation Committee is responsible for a variety of compensation recommendations and decisions affecting the Company's executive officers. By conducting its decision-making within the context of a highly integrated, multicomponent framework, the Committee ensures that the overall compensation offered to executive officers is consistent with the Company's interest in providing competitive pay opportunities which reflect its pay-for-performance orientation and support its short-term and long-term business missions. The Compensation Committee will continue to actively monitor the effectiveness of the Company's executive compensation plans and assess the appropriateness of executive pay levels to assure prudent application of the Company's resources.

                             COMPENSATION COMMITTEE

                         Rose Peabody Lynch, Chairperson
                         G. Raymond Empson
                         Ben Evans

Report of the Audit Committee of the Board of Directors

         The Audit Committee of the Board of Directors serves as an independent and objective party, on behalf of the Board of Directors, for general oversight of the Company's financial accounting and reporting process, system of internal controls, audit process for monitoring compliance with laws and regulations and the Company's standards of business conduct. The Audit Committee performs these oversight responsibilities in accordance with its Audit Committee Charter, which was approved by the Board of Directors on May 9, 2000. The Company's management has primary responsibility for preparing the Company's financial statements and the Company's reporting process. The Company's independent accountants and auditors, Deloitte & Touche LLP, are responsible for expressing an opinion as to whether the audited financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. The Audit Committee met six times during 2002.

         The Audit Committee discussed with the Company's independent auditors the overall scope and plans for their audits. The Audit Committee met with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluation of the Company's internal controls, and the overall quality of the Company's financial reporting.


In this context, the Audit Committee hereby reports as follows:

         1. The Audit Committee has reviewed and discussed the audited financial statements with the Company's management, including the quality, not just the acceptability, of the Company's accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements;

         2. The Audit Committee has discussed with the independent auditors their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380), as may be modified or supplemented;

         3. The Audit Committee has received the written disclosures and the letter from its independent accountants required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees", as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence from management and the Company, and considered the compatibility of non-audit services with the accountant's independence; and

         4. Based on the review and discussions referred to in paragraphs 1 through 3 above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in this Annual Report on Form 10-K, for the fiscal year ended December 28, 2002, for filing with the Securities and Exchange Commission.

         The foregoing Audit Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Audit Committee Report by reference therein.

         Each of the members of the Audit Committee is independent as defined under the listing standards of the New York Stock Exchange.

                                                     AUDIT COMMITTEE

                                                     Ben Evans, Chairperson
                                                     G. Raymond Empson
                                                     Rose Peabody Lynch

                                PERFORMANCE GRAPH

         The following graph and table compares the cumulative total shareholder return on Salant common stock with the cumulative total shareholder returns of
(i) the S&P Apparel and Accessories Index and (ii) the Wilshire 5000 index, from December 1997 to December 2002. The return on the indices is calculated assuming the investment of $100 on December 31, 1997 and the reinvestment of dividends. Effective January 1, 2002, S&P replaced its S&P 500 Textile-Apparel Manufacturers index with the S&P Apparel and Accessories index. As noted earlier, on December 29, 1998 the Company filed for Chapter 11 bankruptcy protection and on April 16, 1999 the Bankruptcy Court issued an order confirming the Company's Plan.

                       Base
                      Period
Company/Index Name    Dec-97    Dec-98    Dec-99     Dec-00    Dec-01    Dec-02
SALANT                 $100    $  2.68   $  5.24    $  4.77   $  3.43   $  8.92
WILSHIRE 5000          $100    $123.43   $152.51    $135.89   $120.99   $ 95.75
S&P APPAREL &
ACCESSORIES            $100    $ 88.65   $ 67.85    $ 80.51   $ 91.16   $ 95.95

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT


                     VOTING SECURITIES AND PRINCIPAL HOLDERS

         The following table sets forth certain information as of March 6, 2003 with respect to each person or group who is known to Salant Corporation (the "Company"), in reliance on Schedule 13D and 13G filings with the Securities and Exchange Commission (the "SEC") and other written documentation provided to the Company, to be the "beneficial owner" (as defined in regulations of the SEC) of more than 5% of the outstanding shares of the Company's common stock.

                           BENEFICIAL OWNERS OF MORE THAN 5% OF THE
                          OUTSTANDING SHARES OF SALANT COMMON STOCK

                Name and Address                    Amount and Nature of        Percent of
              of Beneficial Owner                   Beneficial Ownership          Class(1)

General Motors Investment Management Corp                2,545,042 (2)            28.98% (2)
767 Fifth Avenue
New York, NY 10153

General Motors Trust Company                                 (2)                      (2)
767 Fifth Avenue
New York, NY 10153

High River Limited Partnership
100 South Bedford Road                                  1,807,898 (3)             20.59% (3)
Mount Kisco, NY 10549



Riverdale LLC
100 South Bedford Road                                       (3)                      (3)
Mount Kisco, NY 10549



Carl C. Icahn
C/O Icahn Associates Corporation
767 Fifth Avenue, 47th Floor                                 (3)                      (3)
New York, NY 10153



Board of Fire and Police Pension Commissioners
of the City of Los Angeles                             1,692,068(4)              19.30%(4)
360 East Second Street, Suite 600
Los Angeles, California 90012


(1) This percentage is calculated on the basis of 8,782,198 shares outstanding as of March 6, 2003.

(2) General Motors Trust Company, as trustee for General Motors Employees Global Group Pension Trust (the "GM Trust") was formed under and for the benefit of the GM Plans (as defined below). General Motors Investment Management Corporation ("GMIMCo") is a registered investment adviser, and has the responsibility to select and terminate investment managers with respect to one or more employee benefit plans of General Motors Corporation (the "GM Plans"). GMIMCo has discretionary authority over the assets of the GM Plans which they manage including voting and investment power with respect to the Company's shares. Pursuant to SEC Rule 13(d)-4 under the Securities Exchange Act of 1934, the GM Trust and GMIMCo have declared that filings made thereunder shall not be construed as an admission that each is the beneficial owner of the common stock. Share information, relating to the GM Trust and GMIMCO, is furnished in reliance on the Schedule 13G dated February 14, 2003 filed with the SEC, which represents holdings as of December 31, 2002.

(3) High River Limited Partnership ("High River") has the sole power to vote and dispose of the 1,807,898 shares of common stock beneficially owned by it. High River does not share the power to vote or to direct the vote of, or the power to dispose or to direct the disposition of, the common stock owned by it. Riverdale LLC ("Riverdale") as general partner of High River, may be deemed, for purposes of determining beneficial ownership pursuant to SEC Rule 13(d)-3, to have the shared power with High River to dispose or direct the disposition of, the 1,807,898 shares of common stock owned by High River. Mr. Carl C. Icahn, as the sole member of Riverdale, may be deemed, for the purpose of determining beneficial ownership pursuant to SEC Rule 13(d)-3, to have the shared power with High River to dispose or direct the disposition of the 1,807,898 shares of common stock owned by High River. Share information is furnished in reliance on the Schedule 13G dated July 26, 1999 of High River filed with the SEC, which represents holdings as of July 26, 1999.

(4) Share information is furnished in reliance on Schedule 13G of the Board of Fire and Police Pension Commissioners of the City of Los Angeles dated February 10, 2003, filed with the SEC, which represents holdings as of December 31, 2002.


Security Ownership of Directors and Named Executive Officers

         The following table sets forth certain information as of March 6, 2003 with respect to the beneficial ownership of common stock by each of the directors of the Company and Named Executive Officers, and all directors and Named Executive Officers of the Company as a group.

                 Beneficial Ownership of Salant Common Stock by
                Directors and Named Executive Officers of Salant

                                   Amount and Nature of              Percent of
Name of Beneficial Owner         Beneficial Ownership(1)               Class(2)

Michael J. Setola                        324,368 (3)                      3.6%
Awadhesh K. Sinha                        135,515(4)                       1.5%
William O. Manzer                         63,334(5)                       *
Howard Posner                             56,667(5)                       *
Jerry J. Kwiatkowski                      53,334(5)                       *
G. Raymond Empson                          4,000(5)                       *
Ben Evans                                  4,000(5)                       *
Rose Peabody Lynch                         4,000(5)                       *
All directors and Named Executive
Officers as a group (8 persons)          645,218(6)                       6.9%

* Represents less than one percent.
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person currently has the right to acquire, or will have the right to acquire, within 60 days following March 6, 2003. Stock Options expire ten years from the date of grant or earlier, due to the separation of the grantee from the Company, as defined in the Salant Corporation 1999 Stock Award and Incentive Plan.
(2) As of March 6, 2003, there were 8,782,198 shares outstanding. For purposes of computing the percentage of outstanding shares of common stock held by each person named above, any security which such person or persons has the right to acquire within 60 days following March 6, 2003 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.
(3) This amount includes 21,591 shares held directly and 302,777 shares issuable upon the exercise of stock options which Mr. Setola has the right to acquire within 60 days following March 6, 2003.
(4) This amount includes 22,181 shares held directly and 113,334 shares issuable upon the exercise of stock options which Mr. Sinha has the right to acquire within 60 days following March 6, 2003.
(5) This amount represents shares issuable upon the exercise of stock options which such person has the right to acquire within 60 days following March 6, 2003.
(6) The 645,218 shares held by all directors and executive officers of Salant include (i) 43,772 shares held directly by, or attributable to, directors and executive officers and (ii) 601,446 shares issuable upon the exercise of stock options held by all directors and executive officers that are exercisable on, or may become exercisable within sixty days following March 6, 2003.

Securities Authorized For Issuance Under Equity Compensation Plans

         The following table provides information as of December 28, 2002 with respect to the Company's compensation plans under which shares of our common stock are authorized for issuance:

                                   Equity Compensation Plan Information

                                                                                Number of securities
                                                                              remaining available for
                           Number of securities to      Weighted-average       future issuance under
                           be issued upon exercise      exercise price of     quity compensation plans
                           of outstanding options,    outstanding options,     (excluding securities
                             warrants and rights       warrants and rights   ereflected in column (A)
      Plan category                  (A)                       (B)                      (C)
Equity compensation plans
approved by security
holders                            930,611                    $3.53                   180,500
Equity compensation plans
not approved by security
holders                              n/a                       n/a                      n/a
          Total                    930,611                    $3.53                   180,500


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         No transactions have occurred since December 30, 2001 (the first day of Salant's 2002 fiscal year) to which Salant was, or is to be, a party and in which directors, executive officers or control persons of Salant, or their associates, had or are to have a direct or indirect material interest.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.


                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

         Consolidated Balance Sheets

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements


(a) 2. Financial Statement Schedule

The following Financial Statement Schedule for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 is filed as part of this Annual
Report:

         Schedule II - Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.








                       SALANT CORPORATION AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COLUMN A                               COLUMN B             COLUMN C                  COLUMN D                COLUMN E

                                                        (1)             (2)
                                     Balance at     Charged to         Charged to                               Balance
                                      Beginning     Costs and      Other Accounts      Deductions               at End
Description                          of Period       Expenses     -- Describe         -- Describe              of Period

YEAR ENDED DECEMBER 28, 2002:

Accounts receivable allowance
  for doubtful accounts                  $2,942       $    759             $ --         $ 121 (A)                 $3,580

Reserve for business restructuring       $  584       $    --              $ --         $  23 (B)                 $  561


YEAR ENDED DECEMBER 29, 2001:

Accounts receivable allowance
  for doubtful accounts                  $2,625       $    763            $  --          $ 446(A)                 $2,942

Reserve for business restructuring       $1,070       $  (100)            $  --          $ 386(B)                 $  584


YEAR ENDED DECEMBER 30, 2000:

Accounts receivable allowance
  for doubtful accounts                  $2,419       $    526             $ --           $320(A)                 $2,625

Reserve for business restructuring       $2,308       $  (629)             $ --           $609(B)                 $1,070




NOTES:

(A) Uncollectible accounts written off, less recoveries. (B) Costs incurred in plant closings and business restructuring.

(a)(3) Exhibits

                                                                 Incorporation
Number         Description                                       By Reference To

2.1            Third Amended Disclosure Statement                Exhibit 1 to Form 8-A dated
               of Salant Corporation, and Denton                 July 28, 1993.
               Mills, Inc., dated May 12,1993.

2.2            Third Amended Joint Chapter 11                    Included as Exhibit D-1 to
               Plan of Reorganization of Salant                  Exhibit 1 to Form 8-A dated
               Corporation and Denton Mills, Inc.                dated July 28, 1993.

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
               April 16, 1999.

2.8            Agreement and Plan of Merger,                     Exhibit 2.1 to Current Report
               Dated, February 3, 2003, by and                   on Form 8-K dated February 3,
               Among Salant Corporation, Perry                   2003.
               Ellis International, Inc. and
               Connor Acquisition Corp.
               (With exhibits)

3.1            Form of Amended and Restated                      Included as Exhibit D-1 to Exhibit 2
               Certificate of Incorporation of                   to Form 8-A dated July 28, 1993.
               of Salant Corporation.


3.2            Form of Bylaws, as amended, of                    Exhibit 3.2 to Form 10-K dated
               Salant Corporation, effective                     March 24, 1995.
               September 21, 1994.

3.3            Amended and Restated                              Exhibit 1.1 to Form 8-A dated
               Certificate of Incorporation of                   May 12, 1999.
               Salant Corporation, effective
               May 11, 1999.

3.4            Amended and Restated By-laws of                   Exhibit 1.2 to Form 8-A dated
               Salant Corporation, effective                     May 12, 1999.
               May 11, 1999.

4.1            Rights Agreement dated as of                      Exhibit 1 to Current Report on
               December 8, 1987 between Salant                   Form 8-K dated December 8, 1987.
               Corporation and The Chase
               Manhattan Bank, N.A.,
               as Rights Agent.  The Rights
               Agreement includes as Exhibit B the
               form of Right Certificate.

4.2            Form of First Amendment to the                    Exhibit 3 to Amendment No. 1 to
               Rights Agreement between Salant                   Form 8-A dated July 29, 1993.
               Corporation and Mellon Securities.


4.3            Indenture, dated as of                            Exhibit 10.34 to Quarterly Report
               September 20, 1993, between Salant                on Form 10-Q for the quarter ended
               Corporation and Bankers Trust                     October 2, 1993.
               Company, as trustee, for the 10-1/2%
               Senior Secured Notes due
               December 31, 1998.

4.4            Rights Agreement, dated as of                     Exhibit 4 to the Company's
               May 17, 2002, between Salant                      Registration Statement on
               Corporation and Mellon Investor                   Form 8-A filed with the
               Services LLC, as Rights Agent.                    Securities and Exchange
                                                                 Commission on May 17, 2002.

4.5            Amendment No. 1, dated as of                      Exhibit 4.1 to Current Report on
               February 3, 2003, to the Rights                   Form 8-K dated February 3, 2003.
                                                                 Agreement dated as of May 19, 2002
               between Salant Corporation and
               Mellon Investment Services LLC.

10.1           Revolving Credit, Factoring and                   Exhibit 10.33 to Quarterly Report
               Security Agreement dated                          on Form 10-Q for the quarter ended
               September 29, 1993, between Salant                October 2, 1993.
               Corporation and The CIT
               Group/Commercial Services, Inc.

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

10.5           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement. *                  Form 10-K for fiscal year 1988.

10.6           Form of Salant Corporation 1988                   Exhibit 19.8 to Annual Report on
               Stock Plan Director Agreement. *                  Form 10-K for fiscal year 1988.

10.7           License Agreement, dated                          Exhibit 19.1 to Annual Report on
               January 1, 1991, by and between                   Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.8           License Agreement, dated                          Exhibit 19.2 to Annual Report on
               January 1, 1991, by and between                   Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's dress shirts.

10.9           Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual Report on
               Stock Plan Directors' Option                      Form 10-K for Fiscal Year 1993.
               Agreement. *

10.10          Letter Agreement, dated as of                     Exhibit 10.45 to Quarterly Report on
               August 24, 1994, amending the
               Revolving Credit, Factoring and                   Form 10-Q for the quarter ended
               Security Agreement, dated                         October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

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

10.15          Fourth Amendment to Credit                        Exhibit 10.27 to Quarterly Report on
               Agreement, dated as of March 1,                   Form 10-Q for the quarter ended
               1995, to the Revolving Credit,                    April 1, 1995.
               Factoring and Security Agreement,
               dated as of September 20, 1993,
               as amended, between Salant
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.16          Fifth Amendment to Credit                         Exhibit 10.29 to Quarterly Report on
               Agreement, dated as of                            Form l0-Q for the quarter ended
               June 28, 1995, to the                             July 1, 1995.
               Revolving Credit, Factoring
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.17          Sixth Amendment to Credit                         Exhibit 10.30 to Quarterly Report on
               Agreement, dated as of                            Form l0-Q for the quarter ended
               August 15, 1995, to the                           July 1, 1995.
               Revolving Credit, Factoring
               and Security Agreement,
               dated as of September 20,
               1993, as amended, between
               Salant Corporation and The
               CIT Group/Commercial Services,
               Inc.

10.18          Letter from The CIT Group/                        Exhibit 10.31 to Quarterly Report on
               Commercial Services, Inc.,                        Form l0-Q for the quarter ended
               dated as of July 11, 1995,                        July 1, 1995.
               regarding the waiver of a
               default.

10.19          Letter Agreement between                          Exhibit 10.31 to Quarterly Report on
               Salant Corporation and The                        Form l0-Q for the quarter ended
               CIT Group/Commercial Services,                    July 1, 1995.
               Inc. dated as of July 11, 1995,
               regarding the Seasonal Overadvance
               Subfacility.

10.20          Seventh Amendment to Credit                       Exhibit 10.34 to Annual Report on
               Agreement, dated as of                            Form 10-K for fiscal year 1995.
               March 27, 1996, to the
               Revolving Credit, Factoring
               and Security Agreement, dated
               as of September 20, 1993,
               as amended, between Salant
               Corporation and The CIT
               Group/Commercial Services, Inc.

10.21          First Amendment to the Salant                     Exhibit 10.35 to Quarterly Report on
               Corporation Retirement Plan, dated                Form 10-Q for the quarter ended
               as of January 31, 1996. *                         March 30, 1996.

10.22          First Amendment to the Salant                     Exhibit 10.36 to Quarterly Report on
               Corporation Long Term Savings and                 Form 10-Q for the quarter ended
               Investment Plan, effective as of                  March 30, 1996.
               January 1, 1994. *

10.23          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to Quarterly Report on
               dated as of June 1, 1996, to the                  Form 10-Q for the quarter ended
               Revolving Credit, Factoring and                   June 29, 1996.
               Security Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.24          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to Quarterly Report on
               dated as of August 16,1996, to the                Form 10-Q for the quarter ended
               Revolving Credit, Factoring and                   June 29, 1996.
               Security Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

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

10.50          Asset Purchase Agreement dated as                 Exhibit 10.1 to Current Report on
               of October 15, 2001 by and between                Form 8-K dated January 4, 2002.
               Salant Holding Corporation, Axis
               Clothing Corporation and
               Richard Solomon.

10.51          Second Amended and Restated                       Exhibit 10.51 to Annual Report on
               Revolving Credit and Security                     Form 10-K for fiscal year 2001.
               Agreement, dated November 30, 2001.

10.52          Employment Agreement, dated                       Exhibit 10.52 to Annual Report on
               August 24, 1999, between                          Form 10-K for fiscal year 2001.
               Howard Posner and Salant
               Corporation. *

10.53          Employment Agreement, dated                       Exhibit 10.53 to Annual Report on
               March 13, 2000, between                           Form 10-K for fiscal year 2001.
               William O. Manzer and Salant
               Corporation. *



10.54          Employment Agreement, dated                       Exhibit 10.54 to Annual Report on
               August 24, 1999, between                          Form 10-K for fiscal year 2001.
               Jerry Kwiatkowski and Salant
               Corporation. *

10.55          Amendment No. 1 dated May 11, 2002                Exhibit 10.55 to Quarterly Report
               to the Second Amended and Restated                on Form 10-Q for the quarter ended
               Revolving Credit and Security                     on March 30, 2002.
               Agreement between The Company
               and The CIT Group/Commercial
               Services, Inc.

10.56          Stock Purchase Agreement dated as                 Exhibit 10.1 to Current Report on
               of July 11, 2002 by and among Salant              Form 8-K dated July 15, 2002.
               Corporation, Deutsche Bank Trust
               Company Americas, as Master Trustee
               of the Hughes Investment Management
               Company.

10.57          Amendment to Employment Agreement                 Exhibit 10.1 to Current Report on
               of Michael J. Setola, dated as of                 Form 8-k dated February 3, 2003.
               November 25, 2002, amending the
               Employment Agreement, dated May 17,
               2000, between Michael J. Setola and
               Salant Corporation.*

10.58          Amendment to Employment Agreement                 Exhibit 10.2 to Current Report on
               of William O. Manzer, dated as of                 Form 8-k dated February 3, 2003.
               January 31, 2003, amending the
               Employment Agreement, dated March 13,
               2000, between William O. Manzer and
               Salant Corporation.*

10.59          Amendment to Employment Agreement                 Exhibit 10.3 to Current Report on
               of Awadhesh K. Sinha, dated as of                 Form 8-k dated February 3, 2003.
               December 27, 2002 and January 31, 2003,
               amending the Employment Agreement,
               dated February 1,1999 As amended
               by the Letter Agreements Dated
               July 1, 1999 and March 28, 2001.*

10.60          Letter Agreement, dated                           Exhibit 10.4 to Current Report on
               February 3, 2003, among Michael J.                Form 8-k dated February 3, 2003.
               Setola, Salant Corporation and Perry
               Ellis International, Inc.*

10.61         Letter Agreement, dated                           Exhibit 10.5 to Current Report on
               February 3, 2003, among Awadhesh K.               Form 8-k dated February 3, 2003.
               Sinha, Salant Corporation and Perry
               Ellis International, Inc.*

99.1           Voting Agreement dated                            Exhibit 99.3 to Current Report on
               February 3, 2003 among Salant                     Form 8-k dated February 3, 2003.
               Corporation, George Feldenkreis, Oscar
               Feldenkreis, GFX, Inc., a Florida
               Corporation, and The Oscar Feldenkreis
               Family Partnership, Ltd., a Florida
               limited partnership.

21             List of Subsidiaries of the Company


* constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

During the fourth quarter of 2002, the Company filed an 8-K dated November 12, 2002 furnishing under Items 7 and 9 the transmittal letter and certifications by the Company's Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that accompanied the Company's Quarterly Report on Form 10-Q dated September 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SALANT CORPORATION

Date:  March 13, 2003                         By: /s/ Awadhesh K. Sinha
                                              Awadhesh K. Sinha
                                              Chief Financial Officer and
                                              Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 13, 2003.

   Signature                         Title


   /s/  Michael J. Setola           Chairman of the Board
   Michael J. Setola                and Chief Executive Officer
                                    (Principal Executive Officer); Director

   /s/  Awadhesh  K. Sinha          Chief Financial Officer
   Awadhesh K. Sinha                and Chief Operating Officer
                                    (Principal Financial and Accounting Officer)

   /s/  G. Raymond Empson           Director
   G. Raymond Empson


   /s/  Ben Evans                   Director
   Ben Evans


  /s/ Rose P. Lynch                 Director
  Rose P. Lynch



CERTIFICATION

I, Michael J. Setola, Chief Executive Officer of Salant Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Salant Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                                    /s/ Michael J. Setola
                                                        Michael J. Setola
                                                        Chief Executive Officer



CERTIFICATION

I, Awadhesh K. Sinha, Chief Financial Officer of Salant Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Salant Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                                    /s/ Awadhesh K. Sinha
                                                    Awadhesh K. Sinha
                                                    Chief Financial Officer




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS


                                       to


                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                               SALANT CORPORATION
                                  EXHIBIT INDEX

                                                                 Incorporation
Number         Description                                       By Reference To

2.1            Third Amended Disclosure Statement                Exhibit 1 to Form 8-A dated
               of Salant Corporation, and Denton                 July 28, 1993.
               Mills, Inc., dated May 12,1993.

2.2            Third Amended Joint Chapter 11                    Included as Exhibit D-1 to
               Plan of Reorganization of Salant                  Exhibit 1 to Form 8-A dated
               Corporation and Denton Mills, Inc.                dated July 28, 1993.

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

2.8            Agreement and Plan of Merger,                     Exhibit 2.1 to Current Report
               Dated, February 3, 2003, by and                   on Form 8-K dated February 3, 2003.
               Among Salant Corporation, Perry
               Ellis International, Inc. and
               Connor Acquisition Corp.
               (With exhibits)

3.1            Form of Amended and Restated                      Included as Exhibit D-1 to Exhibit 2
               Certificate of Incorporation of                   to Form 8-A dated July 28, 1993.
               of Salant Corporation.


3.2            Form of Bylaws, as amended, of                    Exhibit 3.2 to Form 10-K dated
               Salant Corporation, effective                     March 24, 1995.
               September 21, 1994.

3.3            Amended and Restated                              Exhibit 1.1 to Form 8-A dated
               Certificate of Incorporation of                   May 12, 1999.
               Salant Corporation, effective
               May 11, 1999.

3.4            Amended and Restated By-laws of                   Exhibit 1.2 to Form 8-A dated
               Salant Corporation, effective                     May 12, 1999.
               May 11, 1999.

4.1            Rights Agreement dated as of                      Exhibit 1 to Current Report on
               December 8, 1987 between Salant                   Form 8-K dated December 8, 1987.
               Corporation and The Chase
               Manhattan Bank, N.A.,
               as Rights Agent.  The Rights
               Agreement includes as Exhibit B the
               form of Right Certificate.

4.2            Form of First Amendment to the                    Exhibit 3 to Amendment No. 1 to
               Rights Agreement between Salant                   Form 8-A dated July 29, 1993.
               Corporation and Mellon Securities.


4.3            Indenture, dated as of                            Exhibit 10.34 to Quarterly Report
               September 20, 1993, between Salant                on Form 10-Q for the quarter ended
               Corporation and Bankers Trust                     October 2, 1993.
               Company, as trustee, for the 10-1/2%
               Senior Secured Notes due
               December 31, 1998.

4.4            Rights Agreement, dated as of                     Exhibit 4 to the Company's
               May 17, 2002, between Salant                      Registration Statement on
               Corporation and Mellon Investor                   Form 8-A filed with the
               Services LLC, as Rights Agent.                    Securities and Exchange
                                                                 Commission on May 17, 2002.

4.5            Amendment No. 1, dated as of                      Exhibit 4.1 to Current Report on
               February 3, 2003, to the Rights                   Form 8-K dated February 3, 2003.
                                                                 Agreement dated as of May 19, 2002
               between Salant Corporation and
               Mellon Investment Services LLC.

10.1           Revolving Credit, Factoring and                   Exhibit 10.33 to Quarterly Report
               Security Agreement dated                          on Form 10-Q for the quarter ended
               September 29, 1993, between Salant                October 2, 1993.
               Corporation and The CIT
               Group/Commercial Services, Inc.

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

10.5           Form of Salant Corporation 1988                   Exhibit 19.7 to Annual Report on
               Stock Plan Employee Agreement. *                  Form 10-K for fiscal year 1988.

10.6           Form of Salant Corporation 1988                   Exhibit 19.8 to Annual Report on
               Stock Plan Director Agreement. *                  Form 10-K for fiscal year 1988.

10.7           License Agreement, dated                          Exhibit 19.1 to Annual Report on
               January 1, 1991, by and between                   Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's sportswear.

10.8           License Agreement, dated                          Exhibit 19.2 to Annual Report on
               January 1, 1991, by and between                   Form 10-K for fiscal year 1992.
               Perry Ellis International Inc.
               and Salant Corporation regarding
               men's dress shirts.

10.9           Forms of Salant Corporation 1993                  Exhibit 10.34 to Annual Report on
               Stock Plan Directors' Option                      Form 10-K for Fiscal Year 1993.
               Agreement. *

10.10          Letter Agreement, dated as of                     Exhibit 10.45 to Quarterly Report on
               August 24, 1994, amending the
               Revolving Credit, Factoring and                   Form 10-Q for the quarter ended
               Security Agreement, dated                         October 1, 1994.
               September 20, 1993,
               between The CIT Group/Commercial
               Services, Inc. and Salant Corporation.

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

10.15          Fourth Amendment to Credit                        Exhibit 10.27 to Quarterly Report on
               Agreement, dated as of March 1,                   Form 10-Q for the quarter ended
               1995, to the Revolving Credit,                    April 1, 1995.
               Factoring and Security Agreement,
               dated as of September 20, 1993,
               as amended, between Salant
               Corporation and The CIT Group/
               Commercial Services, Inc.

10.16          Fifth Amendment to Credit                         Exhibit 10.29 to Quarterly Report on
               Agreement, dated as of                            Form l0-Q for the quarter ended
               June 28, 1995, to the                             July 1, 1995.
               Revolving Credit, Factoring
               and Security Agreement,
               dated as of September 20, 1993,
               as amended, between Salant
               Corporation and The CIT
               Group/Commercial Services, Inc.

10.17          Sixth Amendment to Credit                         Exhibit 10.30 to Quarterly Report on
               Agreement, dated as of                            Form l0-Q for the quarter ended
               August 15, 1995, to the                           July 1, 1995.
               Revolving Credit, Factoring
               and Security Agreement,
               dated as of September 20, 1993,
               as amended, between Salant
               Corporation and The CIT
               Group/Commercial Services, Inc.

10.18          Letter from The CIT Group/                        Exhibit 10.31 to Quarterly Report on
               Commercial Services, Inc.,                        Form l0-Q for the quarter ended
               dated as of July 11, 1995,                        July 1, 1995.
               regarding the waiver of a
               default.

10.19          Letter Agreement between                          Exhibit 10.31 to Quarterly Report on
               Salant Corporation and The                        Form l0-Q for the quarter ended
               CIT Group/Commercial Services,                    July 1, 1995.
               Inc. dated as of July 11, 1995,
               regarding the Seasonal Overadvance
               Subfacility.

10.20          Seventh Amendment to Credit                       Exhibit 10.34 to Annual Report on
               Agreement, dated as of                            Form 10-K for fiscal year 1995.
               March 27, 1996, to the Revolving
               Credit, Factoring and Security
               Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services, Inc.

10.21          First Amendment to the Salant                     Exhibit 10.35 to Quarterly Report on
               Corporation Retirement Plan, dated                Form 10-Q for the quarter ended
               as of January 31, 1996. *                         March 30, 1996.

10.22          First Amendment to the Salant                     Exhibit 10.36 to Quarterly Report on
               Corporation Long Term Savings and                 Form 10-Q for the quarter ended
               Investment Plan, effective as of                  March 30, 1996.
               January 1, 1994. *

10.23          Eighth Amendment to Credit Agreement,             Exhibit 10.37 to Quarterly Report on
               dated as of June 1, 1996, to the                  Form 10-Q for the quarter ended
               Revolving Credit, Factoring and                   June 29, 1996.
               Security Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

10.24          Ninth Amendment to Credit Agreement,              Exhibit 10.38 to Quarterly Report on
               dated as of August 16,1996, to the                Form 10-Q for the quarter ended
               Revolving Credit, Factoring and                   June 29, 1996.
               Security Agreement, dated as of
               September 20, 1993, as amended,
               between Salant Corporation and
               The CIT Group/Commercial Services,
               Inc.

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

10.50          Asset Purchase Agreement dated as                 Exhibit 10.1 to Current Report on
               of October 15, 2001 by and between                Form 8-K dated January 4, 2002.
               Salant Holding Corporation, Axis
               Clothing Corporation and
               Richard Solomon.

10.51          Second Amended and Restated                       Exhibit 10.51 to Annual Report on
               Revolving Credit and Security                     Form 10-K for fiscal year 2001.
               Agreement, dated November 30, 2001.

10.52          Employment Agreement, dated                       Exhibit 10.52 to Annual Report on
               August 24, 1999, between                          Form 10-K for fiscal year 2001.
               Howard Posner and Salant
               Corporation. *

10.53          Employment Agreement, dated                       Exhibit 10.53 to Annual Report on
               March 13, 2000, between                           Form 10-K for fiscal year 2001.
               William O. Manzer and Salant
               Corporation. *

10.54          Employment Agreement, dated                       Exhibit 10.54 to Annual Report on
               August 24, 1999, between                          Form 10-K for fiscal year 2001.
               Jerry Kwiatkowski and Salant
               Corporation. *

10.55          Amendment No. 1 dated May 11, 2002                Exhibit 10.55 to Quarterly Report
               to the Second Amended and Restated                on Form 10-Q for the quarter ended
               Revolving Credit and Security                     on March 30, 2002.
               Agreement between The Company
               and The CIT Group/Commercial
               Services, Inc.

10.56          Stock Purchase Agreement dated as                 Exhibit 10.1 to Current Report on
               of July 11, 2002 by and among Salant              Form 8-K dated July 15, 2002.
               Corporation, Deutsche Bank Trust
               Company Americas, as Master Trustee
               of the Hughes Investment Management
               Company.

10.57          Amendment to Employment Agreement                 Exhibit 10.1 to Current Report on
               of Michael J. Setola, dated as of                 Form 8-k dated February 3, 2003.
               November 25, 2002, amending the
               Employment Agreement, dated May 17,
               2000, between Michael J. Setola and
               Salant Corporation.*

10.58          Amendment to Employment Agreement                 Exhibit 10.2 to Current Report on
               of William O. Manzer, dated as of                 Form 8-k dated February 3, 2003.
               January 31, 2003, amending the
               Employment Agreement, dated March 13,
               2000, between William O. Manzer and
               Salant Corporation.*

10.59          Amendment to Employment Agreement                 Exhibit 10.3 to Current Report on
               of Awadhesh K. Sinha, dated as of                 Form 8-k dated February 3, 2003.
               December 27, 2002 and January 31, 2003,
               amending the Employment Agreement,
               dated February 1,1999 As amended
               by the Letter  Agreements
               Dated July 1, 1999 and March 28, 2001.*

10.60          Letter Agreement, dated                           Exhibit 10.4 to Current Report on
               February 3, 2003, among Michael J.                Form 8-k dated February 3, 2003.
               Setola, Salant Corporation and Perry
               Ellis International, Inc.*

10.61          Letter Agreement, dated                           Exhibit 10.5 to Current Report on
               February 3, 2003, among Awadhesh K.               Form 8-k dated February 3, 2003.
               Sinha, Salant Corporation and Perry
               Ellis International, Inc.*

99.1           Voting Agreement dated                            Exhibit 99.3 to Current Report on
               February 3, 2003 among Salant                     Form 8-k dated February 3, 2003.
               Corporation, George Feldenkreis, Oscar
               Feldenkreis, GFX, Inc., a Florida
               Corporation, and The Oscar Feldenkreis
               Family Partnership, Ltd., a Florida
               limited partnership.

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

Salant (Far East) Limited, a Hong Kong corporation

Maquiladora Sur S.A. de C.V., a Mexican corporation

Salant Caribbean, S.A., a Guatemalan Corporation

Salant Holding Corporation, a Delaware corporation

SLT Sourcing, Inc., a New York corporation

Vera Licensing, Inc., a Nevada corporation

Vera Linen Manufacturing, Inc., a Delaware corporation