Form 10-Q
period 2003-03-29
SALANT CORP
filed 2003-05-12
CIK 86346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 29, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of May 6, 2003 there were outstanding 8,792,699 shares of the Common Stock of the registrant.

                                TABLE OF CONTENTS


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                   3

Condensed Consolidated Statements of Operations                             3

Condensed Consolidated Statements of Comprehensive Income/(Loss)            4

Condensed Consolidated Balance Sheets                                       5

Condensed Consolidated Statements of Cash Flows                             6

Notes to Condensed Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.  Controls and Procedures                                           22

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  24

SIGNATURE                                                                  26

CERTIFICATIONS                                                             27

EXHIBITS                                                                   29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                  Three Months Ended
                                                               March 29,       March 30,
                                                                   2003             2002

Net sales                                                    $   67,187        $  60,275
Cost of goods sold                                               47,669           44,194

Gross profit                                                     19,518           16,081

Selling, general and
 administrative expenses                                        (16,264)         (15,405)
Royalty income                                                       31               42
Amortization of intangibles                                        (164)            (280)
Merger expense (Note 9)                                            (933)              --
Other income, net                                                     9                2
Interest income, net                                                 49               25

Income before income taxes                                        2,246              465

Income tax expense                                                  (24)              (2)

Net income                                                    $   2,222        $     463



Basic income per share                                        $     .25       $     .05

Diluted income per share                                      $     .24       $     .05

Weighted average common stock outstanding - Basic                 8,783            9,901

Weighted average common stock outstanding - Diluted                9,246           9,944









            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)
                             (Amounts in thousands)


                                                       Three Months Ended
                                                   March 29,         March 30,
                                                       2003             2002


Net income
                                                   $  2,222         $    463
Other comprehensive income/(loss), net of tax:

 Foreign currency translation adjustments                (3)               2

Comprehensive income                               $  2,219          $   465






































            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                   March 29,          December 28,      March 30,
                                                                          2003                   2002                 2002
                                                                     (Unaudited)
(*) (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                            $   12,836           $   21,226           $     5,912
 Accounts receivable, net                                                 37,191               36,718                36,149
 Inventory (Note 3)                                                       42,636               39,972                29,732
 Prepaid expenses and other current assets                                 1,476                1,581                 1,886
 Deferred tax asset                                                        5,000                5,000                    --

Total current assets                                                      99,139              104,497                73,679

Property, plant and equipment, net                                        11,291               11,528                12,410
Intangible assets (Note 4)                                                22,418               22,582                23,182
Other assets                                                               3,592                3,913                 7,277

Total assets                                                          $  136,440            $ 142,520            $  116,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $   16,335            $  18,605            $    9,251
 Accrued liabilities                                                       5,661               11,738                 6,284
 Net liabilities of discontinued
   Operations (Note 7)                                                       446                  446                   481
 Reserve for business restructuring (Note 6)                                 560                  561                   567

Total current liabilities                                                 23,002               31,350                16,583

Deferred liabilities                                                      10,116               10,105                 4,417

Shareholders' equity
 Common Stock                                                             10,011               10,000                10,000
 Additional paid-in capital                                              206,067              206,040               206,040
 Deficit                                                                 (94,118)             (96,340)             (115,430)
Accumulated other comprehensive loss (Note 5)                            (15,643)             (15,640)               (4,864)
Less - treasury stock, at cost                                            (2,995)              (2,995)                 (198)

Total shareholders' equity                                               103,322              101,065                95,548

Total liabilities and shareholders' equity                             $ 136,440           $  142,520            $  116,548

(*) Derived from the audited financial statements.







            See Notes to Condensed Consolidated Financial Statements.

                       Salant Corporation and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Three Months Ended
                                                       March 29,      March 30,
                                                           2003           2002
Cash Flows from Operating Activities:
Net income                                             $  2,222      $     463
Adjustments to reconcile income from continuing
 operations to net cash (used)/provided by
 operating activities:
  Depreciation                                            1,235          1,135
  Amortization                                              164            280
  Change in operating assets and liabilities
  (net of business acquired):
   Accounts receivable                                     (473)        (7,605)
   Inventory                                             (2,664)         5,564
   Prepaid expenses and other assets                        229          1,957
   Accounts payable                                      (2,269)        (1,325)
   Accrued and other liabilities                         (6,067)          (281)
   Reserve for business restructuring                        (1)           (17)

Net cash (used)/provided by continuing operations        (7,624)           171
Cash used by discontinued operations                         --             12
 Net cash (used)/provided by operating activities        (7,624)           159


Cash Flows from Investing Activities:
Capital expenditures                                       (650)          (974)
Store fixture expenditures                                 (152)            --
Acquisition of a business                                    --        (13,095)
Net cash used by investing activities                      (802)       (14,069)


Cash Flows from Financing Activities:
Exercise of stock options                                    38             --
Other, net                                                   (2)             2

Net cash provided by financing activities                    36              2


Net decrease in cash and cash equivalents                (8,390)       (13,908)
Cash and cash equivalents - beginning of year            21,226         19,820

Cash and cash equivalents - end of quarter             $ 12,836      $   5,912


Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                           $      1       $     49
    Income taxes                                       $      2       $     --






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

The Company's principal business is the designing, sourcing, importing and marketing of men's apparel and accessories. The Company sells its products to retailers, including department stores, specialty stores and off-price retailers, in addition to, directly to the consumer through its own retail outlet stores.

The results of the Company's operations for the three months ended March 29, 2003 and March 30, 2002 are not necessarily indicative of a full year's operations. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature, which are necessary to present fairly such financial statements. Certain reclassifications were made to the prior period financial statements to conform to the 2003 presentation. Significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-K for the fiscal year ended December 28, 2002.

Net Income Per Share

Income available to common stockholders used in the computation of basic earnings per share data was computed based on net income. Basic income per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, using the treasury stock method. For the quarters ended March 29, 2003 and March 30, 2002, 463 and 80 shares respectively, of common stock equivalents were included in the calculation of diluted earnings per share for outstanding stock options that had a dilutive effect.

Stock-Based Compensation

The Company measures compensation costs for its employee stock-based compensation under the intrinsic value method rather than the fair value method. Accordingly, compensation cost for the Company's stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of grant, or at any subsequent measurement date as a result of certain types of modifications to the terms of its stock options, over the amount an employee must pay to acquire the stock. Such amounts are amortized as compensation expense over the vesting period of the related stock options. Any compensation cost is recognized as expense only to the extent it exceeds compensation expense previously recognized for such stock options. However, no stock-based employee compensation expense determined under the intrinsic value method has been recognized in the reported net loss during the three-month periods ended March 31, 2002 and March 30, 2003.

 A summary of the effect on net loss and net loss per share in each quarter presented as if the fair value method had been applied to all outstanding and unvested stock options that were granted commencing December 29, 1998 is as follows:

                                                            Three months ended
                                                       March 29,      March 30,
                                                           2003           2002

       Net Income, as reported                         $  2,222       $   463
       Recognition of total stock-based employee
         compensation expense determined under the
         fair value method, net of related taxes             19            41
       Net income, as adjusted                         $  2,203       $   422

       Income per share:
       Basic income per share, as reported           $     0.25      $   0.05
       Diluted income per share, as reported               0.24          0.05

       Basic income per share, as adjusted           $     0.25      $   0.05
       Diluted income per share, as adjusted               0.24          0.05

See Note 14 to the consolidated financial statements contained in the Form 10-K for disclosure of the adjustments, methods and significant assumptions used to estimate the fair values of stock options reflected in the table above. The significant assumptions remain unchanged since there were no stock options granted by the Company during the three-month periods ended March 31, 2002 and March 30, 2003.

New Accounting Standards

In April 2002, the Financial  Accounting  Standards  Board ("FASB")  issued SFAS
No.145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. The Company adopted SFAS No. 146 as of January 1, 2003 and the adoption of this pronouncement did not have a material effect on the consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the year ended December 31, 2002 and for interim financial statements for the first quarter ending after December 31, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements, as the Company has decided not to adopt the fair value method of accounting for stock-based compensation.

On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

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

Note 2.  Acquisition of Axis

On January 4, 2002, Salant, through its wholly owned subsidiary, Salant Holding Corporation ("SHC"), acquired from Axis Clothing Corporation ("Axis"), certain of its assets pursuant to an Asset Purchase Agreement dated October 15, 2001 between SHC, Axis and Richard Solomon ("Solomon"), an individual. The assets acquired from Axis consisted of, among other things, trademarks, inventory, contract rights, fixed assets and certain office equipment primarily located in California (collectively, the "Axis Assets"). As a result of the acquisition, Salant further diversified its channels of distribution beyond traditional department stores. The results of Axis' operations are included in the consolidated statement of operations from the acquisition date.

The Company did not assume any accounts payable, accrued liabilities or debt; however, it did assume several leases and contracts. In conjunction with the Asset Purchase Agreement, a three-year employment contract was signed between Solomon and SHC, along with SHC signing an agreement to lease office space (at current market rates) from Solomon. The Company has obtained third-party valuations of certain intangible assets. Of the total intangibles acquired, $9,700 has been allocated to trademarks and $2,318 has been allocated to goodwill. Neither the trademarks nor goodwill will be subject to amortization, but will be tested for impairment on a periodic basis. The remaining $300 of miscellaneous intangibles have been amortized over the first six months of 2002. The following table summarizes the fair values of the assets acquired at the date of acquisition:

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

The aggregate purchase price for the Axis Assets was approximately $12,433, plus direct acquisition costs of $736 of which $74 was incurred after the first quarter of 2002. Of the total purchase price, $10,633 was paid at closing and $1,800 has been placed in escrow of which $900 was paid on January 4, 2003 and the remaining $900 is payable on January 4, 2004. The purchase price was based upon arms-length negotiations considering (i) the value of the Axis brand, (ii) the quality of the Axis Assets and (iii) the estimated cash flow from the Axis Assets. The principal source of funds for the acquisition of the Axis Assets was from working capital.

Note 3. Inventory

                                March 29,    December 28,       March 30,
                                     2003            2002            2002

Finished goods                 $   31,438      $   23,431      $   22,758
Work-in-Process                    11,264          16,269           5,280
Raw materials and supplies          1,610           2,023           3,313

Total inventory                    44,312          41,723          31,351
Inventory markdown reserves        (1,676)         (1,751)         (1,619)
Net inventory                    $ 42,636        $ 39,972        $ 29,732


Note 4. Intangible Assets

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. During the first quarter of 2003, the Company recorded amortization expense for identified intangible assets with finite lives of $164 and estimated amortization expense for fiscal years 2003 through 2007 will be approximately $656 per year. The intangible assets (unamortized and amortized) are associated with the wholesale segment of the Company and are as follows:

                                                March 29, 2003                        December 28, 2002

                                       Carrying      Accumulated               Carrying     Accumulated
                                        Amount      Amortization    Net         Amount     Amortization    Net
Amortizable Intangible Assets
     Licenses                           $11,161       $(5,586)    $ 5,566        $11,161    $(5,476)    $ 5,685
     Trademarks                           4,600        (1,842)      2,758          4,600     (1,788)      2,812
     Other                                  300          (300)         --            300       (300)          --
Total                                   $16,061       $(7,728)    $ 8,343        $16,061    $(7,564)    $ 8,497

Unamortizable Intangible Assets
     Goodwill                          $  2,318   $         0     $ 2,318       $  2,318 $        0    $  2,318
     Trademarks                          11,875          (108)     11,767         11,875       (108)     11,767
Total                                   $14,193      $   (108)    $14,085       $ 14,193   $   (108)    $14,085

Total Intangible Assets                 $30,254       $(7,836)    $22,418        $30,254    $(7,672)    $22,582


Note 5.  Accumulated Other Comprehensive Income/(Loss)

                                   Foreign          Minimum        Accumulated
                                  Currency          Pension           Other
                                 Translation        Liability     Comprehensive
                                 Adjustment        Adjustment     Income/(Loss)
2003
  Beginning of year balance      $    (117)       $  (15,523)       $ (15,640)
  Three months ended
    March 29, 2003 change               (3)               --               (3)
  End of quarter balance         $    (120)        $ (15,523)       $ (15,643)

2002
  Beginning of year balance      $    (113)         $ (4,753)        $ (4,866)
  Three months ended
    March 30, 2002 change                2                --                2
  End of quarter balance          $   (111)         $ (4,753)        $ (4,864)


Note 6. Restructuring Reserve

In the first quarter of 2003, the Company used $1 of the restructure reserve for employee costs necessary to complete the shut down of Mexican operations and other employee benefit costs. As of March 29, 2003, the reserve balance was $560 of which $475 was reserved for severance and other employee costs and $85 was reserved for various other restructuring costs.

Note 7. Discontinued Operations

As of March 29, 2003, the net liabilities of discontinued operations, from prior years, consists only of $446 of reserve for discontinued operations. The reserve for discontinued operations is comprised of $390 for severance and other employee costs, and $56 of other restructuring costs. There was no change to the net liabilities during the quarter.

Note 8. Segment Reporting

The Company operates in two business segments, wholesale and retail. The wholesale apparel segment consists of businesses that design, source, import and market men's apparel and accessories under various trademarks owned or licensed by the Company, or by its customers. The retail segment consists of a chain of retail outlet stores, through which it sells products made under the Perry Ellis trademarks by the Company and other Perry Ellis licensees. As of March 29, 2003, the Company operated 38 Perry Ellis retail outlet stores.

The Company's total assets as of March 29, 2003, March 30, 2002 and December 28, 2002 and the results of operations for the three-months ended March 29, 2003 and March 30, 2002, by segment, were as follows:

                                         March 29,     March 30,   December 28,
                                              2003          2002           2002
       Total Assets
         Wholesale                        $127,282      $107,585       $133,442
          Retail                             9,158         8,963          9,078
                                          $136,440      $116,548       $142,520

       Net Sales
         Wholesale                        $ 62,226      $ 54,921
          Retail                             4,961         5,354
                                          $ 67,187      $ 60,275

       Gross Profit
         Wholesale                        $ 17,040     $  13,740
          Retail                             2,478         2,341
                                          $ 19,518      $ 16,081

       Income/(Loss) before Income Taxes

         Wholesale                        $  3,048      $  1,375
          Retail                              (802)         (910)
                                          $  2,246     $     465

Note 9.  Merger Agreement

On February 3, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Perry Ellis International, Inc., a Florida corporation ("PEI") and Connor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of PEI.

Under the terms of the Merger Agreement, PEI will acquire the Company in a stock/cash transaction with a total merger consideration of approximately $91,000, comprised of approximately $52,000 in cash and approximately $39,000 worth of newly issued shares of PEI common stock (the "Merger"). Each holder of outstanding common stock of the Company will receive approximately $9.3691 per share comprised of at least $5.3538 per share of cash and up to $4.0153 per share of PEI common stock. The Merger Agreement provides that the maximum number of shares of PEI common stock to be issued in the Merger is limited to 3,250, with the remaining merger consideration to be paid in cash. The exact fraction of a share of PEI common stock that the Company stockholders will receive for each of their shares will be determined based on the Nasdaq average closing sale price of the PEI common stock for the 20-consecutive trading day period ending three trading days prior to the closing date. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of PEI.

The Merger has been approved by all of the members of the board of directors of the Company. The Merger requires that a majority of the stockholders of the Company approve the Merger and that a majority of the stockholders of PEI approve the issuance of up to 3,250 shares of PEI's common stock in connection with the Merger Agreement, and is subject to SEC approval, the absence of material adverse changes, and certain other customary closing conditions. Stone Ridge Partners LLC is serving as financial advisor to the Company and has delivered a fairness opinion to the Company's board of directors. In addition, George Feldenkreis, PEI's Chairman and CEO, and Oscar Feldenkreis, PEI's President and COO, have each agreed to vote the PEI shares they control in favor of the issuance of the PEI common stock in the transaction. The Company has amended the Rights Agreement dated May 17, 2002, between the Company and Mellon Investor Services LLC to provide that the Merger will not trigger any rights or events thereunder.

The Merger is also subject to anti-trust regulatory review; however, on April 1, 2003 PEI and the Company received notification of early termination of the 30-day statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, from the U.S. Federal Trade Commission.

Pursuant to the Merger Agreement, PEI agreed to file and maintain in effect a registration statement for the Company's affiliates to enable them to resell shares of PEI common stock they receive in the Merger without legal restriction. On March 17, 2003 PEI filed a preliminary joint proxy statement-prospectus with the SEC and on April 29, 2003, PEI filed a pre-effective Amendment No. 1 to such joint proxy statement-prospectus. It is anticipated that the Merger will be consummated in June 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

First Quarter of 2003 Compared with First Quarter of 2002

Net Sales

Total net sales increased by $6.9 million, or 11.5%, to $67.2 million in the first quarter of 2003, as compared to $60.3 million in the first quarter of 2002. Net sales for the wholesale segment increased $7.3 million, or 13.3%, to $62.2 million in the first quarter of 2003, as compared to $54.9 million in the first quarter of 2002. Included in the $7.3 million increase in net sales was an increase for newly licensed wholesale businesses of $5.8 million and an increase in other existing non-Perry Ellis brands and labels of $3.1 million, due primarily to additional volume, in the first quarter of 2003 as compared to the first quarter of 2002. These increases in net sales were offset by a $1.4 decrease in net sales of Perry Ellis wholesale products, due primarily to a decrease in off-price sales, and a $0.2 million decrease in net sales relating to discontinued brands and labels. Net sales for the retail segment decreased by $0.4 million, or 7.3%, in the first quarter of 2003, as compared to the first quarter of 2002.
Gross Profit

The total gross profit percentage in the first quarter of 2003 increased to 29.1% from 26.7% in the first quarter of 2002. Total wholesale gross profit percentage increased to 27.4% in the first quarter of 2003 from 25.0% in the first quarter of 2002. The margin increase was primarily the result of lower production costs obtained through negotiations with suppliers due to the overall softness in the sourcing market. The retail segment's gross profit percentage increased to 50.0% for the first quarter of 2003, as compared to the first quarter of 2002 at 43.7%. The increase in the gross profit percentage for the retail outlet stores was also attributable to the better sourcing noted above for the wholesale segment, as the Company's products are sold in the retail outlet stores.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses in the first quarter of 2003 increased to $16.3 million (24.2% of net sales) from $15.4 million (25.6% of net sales) as compared to the first quarter of 2002, but decreased as a percentage of net sales. The increase in total SG&A was the result of additional expenses related to new businesses.

Interest Income, Net

Net interest income was $49 thousand for the first quarter of 2003 as compared to $25 thousand for the first quarter of 2002. The increase was the result of higher invested cash balances in the first quarter of 2003 compared to the first quarter of 2002.

Net Income/Loss

In the first quarter of 2003, the Company reported net income of $2.2 million, or $.24 per fully diluted share, as compared to net income of $0.5 million, or $.05 per fully diluted share in the first quarter of 2002. The increase in net income was due to the factors discussed above, as well as $0.9 million of merger related expenses that were incurred in the first quarter of fiscal 2003.

Liquidity and Capital Resources

On May 11, 1999, the Company entered into a syndicated revolving credit facility, (the "Credit Agreement"), as amended and restated on November 30, 2001, with The CIT Group/Commercial Services, Inc. ("CIT"). Effective May 11, 2002, the Company signed an amendment with CIT to extend the Credit Agreement for an additional three years.

The execution of the Merger Agreement with PEI, as well as the consummation of the transactions contemplated thereby are prohibited by the Credit Agreement. Under the Credit Agreement, the Company will be obligated to pay to CIT a termination fee of 1% of the average aggregate daily balance of loans and letter of credit accommodations outstanding for the 12-month period prior to the date the facility is terminated. Assuming the transaction contemplated by the merger is closed on June 30, 2003, the termination fee would be approximately $350 thousand based upon the Company's actual average daily balances from July 2002 through March 2003 and an estimate of such balances from April 2003 though June 2003. The Company has received a consent from CIT to the execution of the Merger Agreement and CIT has waived any event of default under the Credit Agreement as a result of such execution. In addition, the consent from CIT also includes a consent to the consummation of the merger and a waiver of any event of default as a result thereof, subject to certain conditions including the payment of the termination fee.

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

The Credit Agreement also provides, among other things, that (i) the Company will be charged an interest rate on direct borrowings at the Prime Rate, or at the Company's request, 2.25% in excess of LIBOR (as defined in the Credit Agreement), and (ii) CIT may, in their sole discretion, make loans to the Company in excess of the borrowing formula but within the $85 million limit of the revolving credit facility. The Company is required under the agreement to comply with certain financial covenants, including but not limited to, consolidated tangible net worth, capital expenditures, minimum pre-tax income, minimum interest coverage ratio and an annual provision to reduce cash borrowings to zero for 30 consecutive days. The Company was in compliance with all applicable covenants at March 29, 2003.

At March 29, 2003, there were no direct borrowings outstanding and letters of credit outstanding under the Credit Agreement were $23.2 million. The Company had unused availability, based on outstanding letters of credit and existing collateral, of $43.1 million and cash of approximately $12.8 million available to fund its operations. At the end of the first three months of 2002, there were no direct borrowings outstanding; letters of credit outstanding were $21.7 million, and the Company had unused availability of $39.6 million and cash of approximately $5.9 million available to fund its operations.

                                                     March 29,      March 30,
                                                         2003           2002

     Maximum Availability under Credit Agreement        $66.3          $61.3
     Borrowings under Credit Agreement                     --             --
     Outstanding Letters of Credit                       23.2           21.7
     Current Availability under Credit Agreement         43.1           39.6
     Cash on Hand                                        12.8            5.9
     Available to fund operations                       $55.9          $45.5

The Company's cash used by operating activities for the first quarter of 2003 was $7.6 million, which primarily reflects (i) a decrease in accrued liabilities of $6.0 million, (ii) an increase in inventory of $2.7 million, (iii) a decrease in accounts payable of $2.3 million, and (iv) an increase in net accounts receivable of $0.5 million. These were offset by net income from continuing operations of $2.3 million, a decrease of $0.2 million in prepaid and other assets and non-cash charges for depreciation and amortization totaling $1.4 million.

Cash used by investing activities for the first quarter of 2003 was $0.6 million for capital expenditures and $0.2 million for department store fixtures. During fiscal 2003, the Company plans to make capital expenditures of approximately $2.7 million for computer systems and related infrastructure, $0.6 million at the distribution center, $0.5 million for the retail outlet stores and $0.5 million for other projects, for a total of approximately $4.3 million. The Company also plans to spend an additional $1.0 million for the installation of fixtures in department stores.

At March 29, 2003, working capital totaled $76.1 million as compared to $57.1 million at the end of the first quarter of 2002 and the current ratio was 4.3:1 as compared to 4.4:1 in the first quarter of 2002. The components of working capital changed significantly as of March 29, 2003 as compared to March 30, 2002. Cash increased by $6.9 million, current liabilities increased by $6.4 million, inventory increased by $12.9 million, and accounts receivable increased by $1.0 million. Current liabilities increased $6.4 million at the end of the first quarter of 2003 as compared to the first quarter of 2002 due to the timing of inventory purchases and receipts. Accounts receivable increased by $1.0 million due to the timing of sales within the quarter.

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

Revenue Recognition - Sales are recognized upon shipment of products to customers since title generally passes upon shipment and, in the case of sales by the Company's retail outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such allowances have been within the Company's expectations and the provisions established, there can be no assurance that the Company will continue to experience the same allowance rate as in the past.

Inventory - Inventory is valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current market conditions. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within the Company's expectations and the provisions established, there can be no assurance that the Company will continue to experience the same level of markdowns as in the past.

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

Deferred Taxes -- The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion which is expected to more likely than not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during periods prior to the expiration of the related net operating losses.

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

Trademarks Licensed to the Company. Approximately two-thirds of the Company's net sales are attributable to trademarked products licensed by the Company. The principal trademarks licensed by the Company are PERRY ELLIS, PORTFOLIO BY PERRY ELLIS, OCEAN PACIFIC and JNCO. The licenses contain provisions related to, among other things, products which may be sold, territories where products may be sold, restrictions on sales to certain levels of distribution, minimum sales and royalty requirements, advertising and promotion requirements, sales reporting, design and product standards, renewal options, assignment and change of control provisions, defaults, cures and termination provisions. The change of control provisions and their potential effects vary with each licensing agreement. The license arrangements with PEI grant the licensor the right to terminate the licenses (subject to the payment of certain royalties) if any person or group acquires 40% or more of the equity interests or voting control of the Company. Assuming the exercise of all renewal options by the Company, the Perry Ellis licenses will expire on December 31, 2015, the Ocean Pacific license will expire on December 31, 2008 and the JNCO license will expire on December 31, 2011. Should any of the Company's material licenses be terminated, outside the normal course of business, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

Strategic Initiatives. In the first quarter of 2002, the Company purchased the assets and trademarks of Axis which designs, produces, and markets better men's sportswear. Subject to its obligations under the Merger Agreement with PEI, management of the Company is continuing to consider various strategic opportunities, including but not limited to, new menswear licenses and/or acquisitions. Management is also exploring ways to increase productivity and efficiency, and to reduce the cost structures of its respective businesses. Through this process management expects to expand its distribution channels and achieve effective economies of scale. No assurance may be given that any transactions resulting from this process will be announced or completed.

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

New Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for the first quarter in the fiscal year ending January 3, 2004. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued
operation, plant closing, or other exit or disposal activity. The Company adopted SFAS No. 146 on January 1, 2003 and the adoption of this pronouncement did not have a material effect on the consolidated results of operations or financial position.

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

On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. Financing arrangements for the Company are subject to variable interest rates including rates primarily based on the Reference Rate (as defined in the three-year syndicated revolving credit facility, as amended on November 30, 2001 with the CIT Group/Commercial Services, Inc.) with a LIBOR option. At March 29, 2003 and March 30, 2002 there were no direct borrowings outstanding under such credit facility.


Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

(b)  Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 3, 2003, the Company entered into an amendment to the Rights Agreement dated May 17, 2002 with Mellon Investor Services LLC. The Rights Agreement adopted a shareholders' right plan (or "poison pill") which attached a preferred share purchase right to each share of the Company's common stock. The amendment ensured that the rights under the plan would not be triggered by the announcement, signing, pendency or completion of the merger agreement entered into on February 3, 2003 by the Company, PEI and Connor Acquisition Corp. or any of the transactions contemplated thereby. The amendment was filed as Exhibit 4.1 to the Company's Form 8-K filed on February 5, 2003.

ITEM 5.  OTHER INFORMATION

On February 3, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Perry Ellis International, Inc., a Florida corporation ("PEI") and Connor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of PEI.

Under the terms of the Merger Agreement, PEI will acquire the Company in a stock/cash transaction with a total merger consideration of approximately $91,000,000, comprised of approximately $52,000,000 in cash and approximately $39,000,000 worth of newly issued shares of PEI common stock (the "Merger"). Each holder of outstanding common stock of the Company will receive approximately $9.3691 per share comprised of at least $5.3538 per share of cash and up to $4.0153 per share of PEI common stock. The Merger Agreement provides that the maximum number of shares of PEI common stock to be issued in the Merger is limited to 3,250,000, with the remaining merger consideration to be paid in cash. The exact fraction of a share of PEI common stock that the Company stockholders will receive for each of their shares will be determined based on the Nasdaq average closing sale price of the PEI common stock for the 20-consecutive trading day period ending three trading days prior to the closing date. Upon consummation of the Merger, the Company will become a wholly owned subsidiary of PEI.

The Merger has been approved by all of the members of the board of directors of the Company. The Merger requires that a majority of the stockholders of the Company approve the Merger and that a majority of the stockholders of PEI approve the issuance of up to 3,250,000 shares of PEI's common stock in connection with the Merger Agreement, and is subject to SEC approval, the absence of material adverse changes, and certain other customary closing conditions. Stone Ridge Partners LLC is serving as financial advisor to the Company and has delivered a fairness opinion to the Company's board of directors. In addition, George Feldenkreis, PEI's Chairman and CEO, and Oscar Feldenkreis, PEI's President and COO, have each agreed to vote the PEI shares they control in favor of the issuance of the PEI common stock in the transaction. The Company has amended the Rights Agreement dated May 17, 2002, between the Company and Mellon Investor Services LLC to provide that the Merger will not trigger any rights or events thereunder.

The Merger is also subject to anti-trust regulatory review; however, on April 1, 2003 PEI and Salant received notification of early termination of the 30-day statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, from the U.S. Federal Trade Commission.

Pursuant to the Merger Agreement, PEI agreed to file and maintain in effect a registration statement for the Company's affiliates to enable them to resell shares of PEI common stock they receive in the Merger without legal restriction. On March 17, 2003 PEI filed a preliminary joint proxy statement-prospectus with the SEC and on April 29, 2003, PEI filed a pre-effective Amendment No. 1 to such joint proxy statement-prospectus. It is anticipated that the Merger will be consummated in June 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.             Description

     2.1 Agreement and Plan of Merger, dated February 3, 2003, by and among Salant Corporation, Perry Ellis International, Inc. and Connor Acquisition Corp. (with exhibits)(1)
     4.1 Amendment No. 1, dated as of February 3, 2003, to the Rights Agreement dated as of May 19, 2002 between Salant Corporation and Mellon Investment Services LLC(1)
     10.1 Amendment to Employment Agreement of William O. Manzer, dated as of January 31, 2003, amending the Employment Agreement, dated March 13, 2000, between William O. Manzer and Salant Corporation(1)
     10.2 Amendments to Employment Agreement of Awadhesh K. Sinha, dated as of December 27, 2002 and January 31, 2003, amending his Employment Agreement dated February 1, 1999 as amended by the Letter Agreements dated July 1, 1999 and March 28, 2001(1)
     10.3 Letter Agreement, dated February 3, 2003, among Michael J. Setola, Salant Corporation and Perry Ellis International, Inc.(1)
     10.4 Letter Agreement, dated February 3, 2003, among Awadhesh K. Sinha, Salant Corporation and Perry Ellis International, Inc.(1)
     99.1 Voting Agreement dated February 3, 2003 among Salant Corporation, George Feldenkreis, Oscar Feldenkreis, GFX, Inc., a Florida corporation, and The Oscar Feldenkreis Family Partnership, Ltd., a Florida limited partnership(1)
     99.2 Certification by Michael J. Setola, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.3 Certification by Awadhesh K. Sinha, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (1) filed as Exhibits to the Company's Form 8-K filed on February 5, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

During the first quarter of 2003, the Company filed a Form 8-K on February 5, 2003, regarding, among other things, the announcement on February 4, 2003, that the Company entered into an Agreement and Plan of Merger, dated February 3, 2003, with Perry Ellis International, Inc. and Connor Acquisition Corp.

The Company also filed a Form 8-K on March 13, 2003 furnishing under Items 7 and 9 the transmittal letter and certificates for the Company's annual report on Form 10-K by the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SALANT CORPORATION



Date:  May 12, 2003                                 /s/   Awadhesh K. Sinha
                                                    Awadhesh K. Sinha
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

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

Date: May 12, 2003
                                                /s/ Michael J. Setola
                                                    Michael J. Setola
                                                    Chief Executive Officer

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

Date: May 12, 2003

                                                    /s/ Awadhesh K. Sinha
                                                        Awadhesh K. Sinha
                                                        Chief Financial Officer

                                    EXHIBITS



Exhibit No.             Description

     2.1 Agreement and Plan of Merger, dated February 3, 2003, by and among Salant Corporation, Perry Ellis International, Inc. and Connor Acquisition Corp. (with exhibits)(1)
     4.1 Amendment No. 1, dated as of February 3, 2003, to the Rights Agreement dated as of May 19, 2002 between Salant Corporation and Mellon Investment Services LLC(1)
     10.1 Amendment to Employment Agreement of William O. Manzer, dated as of January 31, 2003, amending the Employment Agreement, dated March 13, 2000, between William O. Manzer and Salant Corporation(1)
     10.2 Amendments to Employment Agreement of Awadhesh K. Sinha, dated as of December 27, 2002 and January 31, 2003, amending his Employment Agreement dated February 1, 1999 as amended by the Letter Agreements dated July 1, 1999 and March 28, 2001(1)
     10.3 Letter Agreement, dated February 3, 2003, among Michael J. Setola, Salant Corporation and Perry Ellis International, Inc.(1)
     10.4 Letter Agreement, dated February 3, 2003, among Awadhesh K. Sinha, Salant Corporation and Perry Ellis International, Inc.(1)
     99.1 Voting Agreement dated February 3, 2003 among Salant Corporation, George Feldenkreis, Oscar Feldenkreis, GFX, Inc., a Florida corporation, and The Oscar Feldenkreis Family Partnership, Ltd., a Florida limited partnership(1)
     99.2 Certification by Michael J. Setola, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.3 Certification by Awadhesh K. Sinha, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (1) filed as Exhibits to the Company's Form 8-K filed on February 5, 2003 and incorporated herein by reference.